Form 10-K
period 2021-12-31
Mana Capital Acquisition Corp.
filed 2022-03-31
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 001-41097

MANA CAPITAL ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0925574
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

8 The Green, Suite 12490, Dover, Delaware	19901
Address of Principal Executive Offices	Zip Code

Issuer’s telephone number, including area code (302) 281-2147

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.00001, one-half of one redeemable warrant and one right to acquire 1/7th of one share of common stock	MAAQU	The Nasdaq Stock Market LLC
Common Stock, par value $0.00001	MAAQ	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock	MAAQW	The Nasdaq Stock Market LLC
Rights, each to receive one-seventh (1/7) of one share of common stock	MAAQR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Securities Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on The Nasdaq Global Market on November 23, 2021 and the registrant’s common stock began separate trading on the Nasdaq Capital Market on January 14, 2022. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at January 14, 2022, computed by reference to the closing price for the common stock on such date, as reported on the Nasdaq Global Market, was $63,830,000.

As of March 30, 2022, there were 8,125,000 shares of common stock, par value $0.00001 issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses;

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete a business combination;

●	pool of prospective target businesses;

●	ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for shares;

●	public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part 1

Item 1. Business

References in this report to “we,” “us” or the “Company” refer to Mana Capital Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Mana Capital LLC, a Delaware limited liability company.

Company Profile

Mana Capital Acquisition Corp. was formed on May 19, 2021 formed under the laws of the State of Delaware, as a blank check company for the purpose of engaging in a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses operating in North America, Europe and Asia in the healthcare, technology, green economy, and consumer products sectors. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

Our Registration Statement on Form S-1 was declared effective by the SEC on November 22, 2021. Ladenburg Thalmann & Co., Inc., acted as lead bookrunner for our initial public offering. We may refer to our initial public offering in this Annual Report on Form 10-K as our “IPO”. On November 26, 2021, we consummated our initial public offering of 6,200,000 units. Each unit consists of one share of common stock, par value $0.00001 per share, one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment, and one right to receive one-seventh (1/7) of one share of common stock upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $62,000,000. In connection with our initial public offering, the underwriters were granted a 45-day option to purchase up to 930,000 additional units to cover over-allotments, if any. On November 30, 2021, the underwriters purchased an additional 300,000 units pursuant to the partial exercise of the over-allotment option. The additional units were sold at an offering price of $10.00 per unit, generating additional gross proceeds of $3,000,000.

Simultaneously with the consummation of the initial public offering, we completed the private sale of an aggregate of 2,500,000 private warrants to our Sponsor at a purchase price of $1.00 per private warrant, generating gross proceeds to the Company of $2,500,000.

A total of $65,000,000 of the proceeds from the sale of the units and private placement warrants, including the sale of the units from the partial exercise of the over-allotment option, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

On June 22, 2021, the Sponsor purchased 1,437,500 shares of our common stock, or founder shares, for $25,000. Subsequently, in September 2021, we amended and restated the subscription agreement (the “First Amended and Restated Subscription Agreement”) and issued the Sponsor an additional 62,500 shares so that it would hold an aggregate of 20% of our outstanding common stock after our initial public offering. In November 2021, we entered into a second amendment and restatement of the subscription agreement with the Sponsor (the “Second Amended and Restated Subscription Agreement”) pursuant to which we issued it an additional 50,000 shares of Common Stock (so that the Sponsor would hold 20% of our issued and outstanding shares of common stock after the initial public offering. Further, we agreed that if the underwriters exercise the over-allotment option, we will issue the Sponsor such number of additional shares of common stock (up to 232,500 shares) so as to enable it to maintain its ownership of 20% of our issued and outstanding shares of common stock. In connection with the partial exercise by the underwriters of the over-allotment option, on November 30, 2021, we issued an additional 75,000 shares to the Sponsor pursuant to the Second Amended and Restated Subscription Agreement.

As a result of the IPO and the private placement, and assuming all of the units separate into their component parts, we had: (i) 6,500,000 units, (ii) 8,125,000 shares of common stock, (iii) 6,500,000 rights to acquire an aggregate of 928,571 shares of common stock; and (iv) 5,750,000 whole warrants to acquire 5,750,000 shares of common stock issued and outstanding as of November 30, 2021. We have not issued any securities since such date.

Prior to the IPO, there had been no public market for our units, shares of common stock, rights or warrants. Our units, are listed for trading on the Nasdaq Global Market, or Nasdaq, under the symbol “MAAQU”. The shares of common stock, rights and warrants comprising the units began separate trading on January 14, 2022 and are traded on Nasdaq under the symbols “MAAQ,” “MAAQR” and “MAAQW,” respectively. As our IPO registration statement and Form 8A were not declared effective by the SEC until November 22, 2021, we were not a filing company under the Securities and exchange Act of 1934, as amended until such date.

A total of $65,000,000 of the proceeds from the sale of the units and private placement warrants, including the sale of the units from the partial exercise of the over-allotment option, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

As of December 31, 2021, there was $65,000,484 in investments and cash held in the trust account, which includes interest income available to us for franchise tax obligations of approximately $484 and $526,625 of cash held outside the trust account. As of December 31, 2021, we have not withdrawn any interest earned from the trust account to pay taxes.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates and engaging in non-binding discussions with potential target entities. To date we have not entered into any binding agreement with any target entity. We presently have no revenue and have had losses since inception from incurring formation and operating costs since completion of our IPO.

Management Business Combination Experience

Our management team is led by Jonathan Intrater, Allan Liu and Loren Mortman; each has distinctive and complementary experience and extensive networks in the healthcare, technology, green economy and consumer products sectors as well as various other industries in North America, Europe, and Asia which we believe can provide a suitable selection of potential targets. We intend to focus on targeting middle market entities with a valuation in the $150 million to $500 million range.

We believe that our management team is well positioned to identify attractive business combination opportunities with compelling characteristics and further potential. Members of our management team have extensive experience in executing business combinations, as they are long-term advisors to buyers and sellers in mergers and acquisitions, private equity investors, or buy and sell-side investment bankers. Jonathan Intrater, our Chief Executive Officer, is a Managing Director in the investment banking department at Ladenburg, Thalmann and has extensive experience in merger advisory and public offerings. He also served as a member of the Board and Chairman of the audit committee of GreenVision Acquisition Corp., a Nasdaq Capital Market-listed special purpose acquisition company that completed its initial business combination in August 2021. Allan Liu, one of the members of our Board of Directors, is a veteran investment manager in Asia. He has almost 40 years of broad experience in the financial industry, specializing in capital markets, private equity and venture capital investment. Mr. Liu has been involved in advising, managing and investing over US $20 billion in capital in hundreds of projects for international corporations and investors, and participated in building successful funds and asset management platforms. Loren Mortman, another member of our Board of Directors, has been President of The Equity Group Inc., an investor relations consulting firm founded in 1974 that specializes in investor communications, investment community outreach, and IR advisory for small-to-mid-cap public and pre-public companies, since 2013, Ms. Mortman has over 20 years of experience in developing public company clients’ critical communications, and advising on transactions and relations with the investment community. Prior to joining The Equity Group, Ms. Mortman was a Financial Analyst at Brenner Securities, an Investment Bank.

Our management team will actively source target candidates they believe will be attractive candidates for acquisition, and utilize their deal-making track record, professional relationships, and capital markets expertise to enhance the growth potential and value of a target business and provide opportunities for attractive returns to our stockholders. Past performance of our management team is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Business Strategy

Our business strategy is to identify and complete a business combination with a company that meets one or more of the acquisition criteria described below.

Our objective is to generate an attractive return for stockholders through a merger with an operating company with a strong record and growth potential. We expect to favor opportunities with certain business characteristics including some or all of the following: compelling long-term growth prospects, attractive competitive dynamics, consolidation opportunities, leading technological position and strong management. We will also consider additional factors such as high barriers to entry, significant streams of recurring revenue, margin profiles, and attractive free cash flow characteristics. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus our search on target businesses operating in North America, Europe and Asia in the healthcare, technology, green economy, and consumer products sectors.

Our selection process will leverage our management team’s broad and deep relationship network, industry experience, and deal sourcing capabilities to access a range of opportunities. Our management team has a distinctive combination of capabilities including:

•        analyzing performance, financial and otherwise, of public and private entities; and

•        an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with transition to public ownership.

Our founders intend to communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination, and begin the process of pursuing and reviewing potential opportunities.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may ultimately decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

•        have exhibited strong growth in revenue or profit in recent fiscal periods or have healthy cash flow from operations;

•        will offer an attractive return for our stockholders, potential benefit from growth in the target’s business and with an improved capital structure will provide favorable upside measured against any identified downside risks;

•        meet some key characteristics such as being or having the capability of being a disruptive participant within an industry;

•        are capable of achieving significant organic and/or acquisitive growth;

•        are positioned to build stockholder value;

•        have the potential to achieve a leading position in the industry in which it competes; or

•        possess a proven management team prepared for being a public company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. If we decide to enter into our business combination with a target business that does not meet all or some of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC and deliver to stockholders.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and key employees, document reviews and review of facilities, as well as a review of financial and other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Our stockholders may not be provided with a copy of such opinion and they may not be able to rely upon such opinion.

Members of our management team and our independent directors own or will own, directly or indirectly sponsor shares and/or private warrants following this offering which securities will be worthless if we fail to complete a business combination and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Delaware law.

We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our Certificate of Incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company subject to his or her fiduciary duties under the laws of the State of Delaware and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Effecting A Business Combination

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. In the case of a tender offer, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. In either case, we will consummate our initial business combination only if upon such consummation either our shares are listed on a national securities exchange as contemplated by Rule 3a51-1(a) under the Securities Exchange Act of 1934 (the “Exchange Act”) or we have net tangible assets (as determined in accordance with Rule 3a51-1(g) of the Exchange Act, or any successor rule) of at least $5,000,001 (in either case, so that we are not subject to Rule 3a51-1, which we refer to as the SEC’s “penny stock” rules) and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We have nine months (or up to 21 months if we extend the period of time to consummate a business combination, as described in more detail below) from the consummation of our IPO to consummate our initial business combination. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with such extensions. If we are unable to consummate our initial business combination within such time period, we will distribute the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein. We expect the pro rata redemption price to be $10.00 per share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

As stated above, we will have nine months from the consummation of our IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may, but are not obligated to, extend the period of time to consummate a business combination up to twelve times, each by an additional one month (for a total of up to 21 months to complete a business combination), subject to our board of directors authorizing such extension and the sponsor or its affiliates or designees depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our board of directors would adopt a resolution approving such extension and our founders or their respective affiliates or designees (which may include the potential target business), upon five days advance notice prior to each applicable deadline, must deposit into the trust account $216,667 (approximately $0.0333 per public share) for each one-month extension, up to an aggregate of $2,600,004, or $0.40 per public share (for an aggregate of 12 months), on or prior to the date of the applicable deadline, for each extension. The insiders or sponsor (or their respective affiliates or designees) providing such additional funds will receive non-interest bearing, unsecured promissory notes equal to the amount of any such deposit. The final and definitive terms of any such loans have not yet been negotiated, but any such loan would be interest free and will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the purchaser's discretion, converted upon consummation of our business combination into additional warrants on the basis of $1.00 per private warrant for each dollar amount deposited. These warrants would have an exercise price of $11.50 per share. Public stockholders will not be offered the opportunity to vote on or redeem their shares in connection with such extension. If we are unable to consummate our initial business combination within such time period, we will distribute the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein.

In the event that we receive notice from our sponsor or their respective affiliates or designees at least five days prior to an applicable deadline of their intent to affect an extension, we intend to issue a press release announcing such intention at least three days prior to such applicable deadline. In addition, we intend to issue a press release the day after such applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account and then seek to dissolve and liquidate. In such event, all warrants and rights will expire and will be worthless.

The rules of The Nasdaq Stock Market require that our business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Although our Board of Directors will rely on generally accepted standards, our Board of Directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the Board of Directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Our stockholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. However, if Nasdaq delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Status as a Public Company and Financial Considerations

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares of common stock or for a combination of our shares of common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. We believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination, which may delay the consummation of a transaction; and the existence of our outstanding rights, which may represent a source of future dilution.

With funds in the trust account of $65,000,000 available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. In connection with any potential acquisition, we may be required to obtain acquisition financing. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our business combination, and we may effectuate our business combination using the proceeds of such offering rather than using the amounts held in the trust account.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait up to 21 months from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

Summary Information Related to Our Securities, Redemption Rights and Liquidation

We are a Delaware corporation and our affairs are governed by our amended and restated certificate of incorporation, and the Delaware General Corporation Law. Pursuant to our amended and restated certificate of incorporation, we are authorized to issue 300,000,000 shares of common stock, $0.00001 par value each. The information provided below is a summary only and we refer you to our amended and restated certificate of incorporation and our warrant agreement and rights agreement with Continental Stock Transfer & Trust Company as warrant and rights agent for additional important and material information.

Upon completion of our IPO and as of March 29, 2022, we had and have 8,125,000 shares of common stock issued and outstanding. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law. Unless specified by applicable law, our amended and restated certificate of incorporation or applicable stock exchange rules, the affirmative vote of a majority of our shares of common stock that are voted is required to approve any such matter voted on by our stockholders. Directors are elected for a term of one year. Our stockholders are entitled to receive ratable dividends when, as and if declared by the Board of Directors out of funds legally available therefor.

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share (subject to increase of up to an additional $0.40 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our business combination.

If a stockholder vote is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing our business combination. If, however, stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, we will, like many blank check companies, offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If we seek stockholder approval, we will complete our business combination only if a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination. However, the participation of our sponsor, officers, directors or their affiliates in privately-negotiated transactions, if any, could result in the approval of our business combination even if a majority of our public stockholders vote, or indicate their intention to vote, against such business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

If we do not complete a business combination within 9 months (or up to 21 months, as discussed above) from the closing of our IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In connection with our IPO and consummation of the private placement with our sponsor we issued an aggregate of 6,500,000 rights to acquire an aggregate of 928,571 shares of common stock as a component of the public units. If we enter into a definitive agreement for a business combination in which we will be the surviving entity, each holder of a right will receive one-seventh (1/7) of one share upon consummation of our business combination, even if the holder of such right redeemed all shares of common stock held by him, her or it in connection with the business combination or an amendment to our certificate of incorporation with respect to our pre-business combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional shares upon consummation of an business combination as the consideration related thereto has been included in the unit purchase price paid for by investors in our IPO. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of ours). Holders of rights are not entitled to any redemption of voting rights. If we are unable to complete an business combination within the required time period and we liquidate the funds held in the trust account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from our assets held outside of the trust account with respect to such rights, and the rights will expire worthless.

In connection with our IPO we issued an aggregate of 3,250,000 whole warrants to acquire an aggregate of 3,250,000 shares of common stock. In addition, in the private placement with our sponsor that we completed simultaneously with the IPO, we issued 2,500,000 warrants to acquire 2,500,000 shares of common stock. The warrants purchased in our IPO have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. Each warrant entitles the registered holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the date we consummated our IPO or 30 days from the completion of our business combination. Because the warrants may only be exercised for whole numbers of shares, only an even number of warrants may be exercised at any given time. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrantholder. The warrants will expire five years after the completion of our business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

Once the warrants become exercisable, we may call the warrants for redemption:

•        in whole and not in part;

•        upon a minimum of 30 days’ prior written notice of redemption,

•         if, and only if, the last sales price of our shares of common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption, and

•        if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The redemption price for the warrants shall be either (i) if the holder of a warrant has followed the procedures specified in our notice of redemption and surrendered the warrant, the number of shares of common stock as determined in accordance with the “cashless exercise” provisions of the warrant agreement or (ii) if the holder of a warrant has not followed such procedures specified in our notice of redemption, the price of $0.01 per warrant. If the foregoing conditions are satisfied and we issue a notice of redemption, each warrant holder can exercise his, her or its warrant prior to the scheduled redemption date either by paying the cash exercise price or on a “cashless exercise” basis. However, the price of our shares of common stock may fall below the $18.00 trigger price, as well as the $11.50 warrant exercise price after the redemption notice is issued.

The private warrants are identical to the warrants included in the units sold in our IPO except for certain transfer restrictions as described herein. The purchasers of the private warrants have agreed not to transfer, assign or sell any of the private warrants or underlying securities (except to the same permitted transferees as the Sponsor and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Sponsor must agree to) until the completion of our initial business combination. In the event of a liquidation prior to our initial business combination, the private warrants will expire worthless.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters, but he intends to devote as much of his time as he deem necessary to our affairs until we have completed our initial business combination. The amount of time that he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non- affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Delaware corporation incorporated on May 19, 2021. Our executive offices are located at 8 The Green, Suite #12490, Dover, Delaware 19901, and our telephone number is (302) 281-2147.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 8 The Green, Suite #12490, Dover, Delaware 19901.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this prospectus summary. These risks include, but are not limited to:

•	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our sponsor shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•	Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic, any worsening of the pandemic or other disease outbreaks and the status of debt and equity markets.

•	We may not be able to complete our initial business combination within nine months after the closing of this offering (or such later period, if extended), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

•	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to appoint directors.

•	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

•	We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

•	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

•	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•	We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

•	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

•	Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

•	Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after this offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

•	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

•	We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

•	Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

•	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Our initial stockholders paid an aggregate of $25,000, or approximately $0.0161 per sponsor share and, accordingly, you will experience immediate and substantial dilution from the purchase of shares of our common stock.

•	You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of common stock or certain exemptions are available.

•	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

General Risks Factors in Investing in a SPAC Entity and Completing a Business Combination

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company established with no operating results, and we will not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our business combination even though a majority of our public shareholders do not support such a combination.

We may not hold a stockholder vote to approve our business combination unless the business combination would require stockholder approval under applicable Delaware law or the rules of the Nasdaq or if we decide to hold a stockholder vote for business or other reasons. Examples of transactions that would not ordinarily require stockholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require stockholder. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our business combination, our sponsor, officers and directors have agreed to vote in favor of such business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial stockholders agree to vote their sponsor shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers and directors have agreed (and any permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any sponsor shares held by them, as well as any public shares purchased during or after our IPO, in favor of our initial business combination. We expect that our sponsor and its permitted transferees will own approximately 20% of our issued and outstanding shares at the time of any such stockholder vote (assuming it does not purchase units in our IPO, and not taking into account ownership of the private placement warrants). As a result, in addition to our initial stockholder’s sponsor shares, we would need only 2,437,501, or approximately 37.5%, of the 6,500,000 public shares sold in our IPO to be voted in favor of a transaction in order to have our initial business combination approved. Further, assuming that only a quorum of 4,062,501 shares of our common stock is present in person or by proxy at stockholder meeting to approve our initial business combination, if only the minimum number of shares representing a quorum are voted, such approval would require the affirmative vote of 2,031,251 shares of our common stock, which means that, in addition to our initial stockholders’ shares, we would need only 406,251, or approximately 6.25%, of the 6,500,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the cast if such persons agreed to vote their sponsor shares in accordance with the majority of the votes cast by our public stockholders.

Our sponsor has the right to extend the term we have to consummate our business combination, without providing our stockholders with redemption rights.

We will have until nine months from the closing of this offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, our board of directors may extend the period of time to consummate a business combination up to twelve (12) times, each by an additional one month period (for a total of up to 21 months to complete a business combination), subject to the authorization by our board of directors and the deposit of additional funds into the trust account by our sponsor or its affiliates or designees as described elsewhere in this prospectus. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account $216,667 (approximately $0.0333 per public share) for each one-month extension, on or prior to the date of the applicable deadline, up to an aggregate of $2,600,004, or $0.40 per public share if we extend for the full twelve months. (for an aggregate of 12 months).

Any such payments may be made in the form of a non-interest-bearing loan from our sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our initial business combination. Any obligation to repay such loans may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s stockholders and stockholders have the right to redeem their public shares in connection with such vote, and which do not provide the sponsor with the right to loan funds to the company to fund extension payments.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our business combination, we will not know how many stockholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our business combination within 9 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination, as described in more detail in this report). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our business combination with that particular target business, we may be unable to complete our business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our business combination on terms that we would have rejected upon a more comprehensive investigation.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our founders, officers or directors) the right to have his, her or its shares of common stock redeemed for cash (subject to the limitations described elsewhere in this prospectus) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek redemption while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

We may not be able to complete our business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our rights and warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our business combination within 9 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our business combination within such time period. If we have not completed our business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our sponsor may decide not to extend the term we have to consummate our business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants and rights will be worthless.

We will have until nine months from the closing of this offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within nine months, we may extend the period of time to consummate a business combination up to twelve (12) times, each by an additional one month period (for a total of up to 21 months to complete a business combination), subject to our board of directors authorizing such extension and the sponsor depositing additional funds into the trust account as described elsewhere in this report. However, our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption, and our warrants and rights will expire worthless.

We may be unable to complete our initial business combination for a number of reasons. For example, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries and possess greater technical, human and other resources or more local industry knowledge than we do. Further, our financial resources may be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed, it would reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants and rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Because of our structure, limited resources and the significant competition for business combination opportunities, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when compared to those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination may not be viewed favorably by target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating and consummating a business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, rights or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our Amended and Restated Certificate of Incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within nine months (or 21 months) from the closing of this offering and (iii) the redemption of our public shares if we are unable to complete an initial business combination within nine months (or 21 months) from the closing of our IPO, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants and rights will not have any right to the proceeds held in the trust account with respect to the warrants and rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares, warrants, or rights, potentially at a loss.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete an initial business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account. If Nasdaq delists our securities from trading on its exchange after this offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their redemption rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we redeem his or her shares into a pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to redeem their shares in connection with a proposed business combination to either (i) tender their certificates (if any) to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the tender offer documents or proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to redeem their shares to comply with specific requirements for redemption, such redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until nine months from the consummation of this offering or during any extension period. If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our IPO and the sale of the private placement warrants are intended to be used to complete an business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have listed our securities on the Nasdaq Global Market and have net tangible assets in excess of $5,000,001 upon the completion of our IPO and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our shares of common stock, you will lose the ability to redeem all such shares in excess of 15% of our shares of common stock.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If the net proceeds of our IPO not being held in the trust account are insufficient to allow us to operate for at least the next 9 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), we may be unable to complete our business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the next 9 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), assuming that our business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. We may need to borrow funds from our founders, officers or directors or their affiliates to operate or may be forced to liquidate. Our founders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, an amount not to exceed $2,400,000, may be converted into working capital warrants at a price of $1.00 per warrant with an exercise price of $11.50 per share. We may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, upon the closing of our IPO, the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the next 9 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our business combination, our public stockholders may receive only approximately $10.00 per share (or less in certain circumstances) on the liquidation of our trust account and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our IPO and the sale of the private placement warrants and after payment of estimated offering expenses, only approximately $900,000 was available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of approximately $360,000, we may fund such excess with funds not held in the trust account. In such case, the amount of funds available for working capital purposes would decrease by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Further, a court may not uphold the validity of such agreements. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. We believe that the primary assets of the sponsor are comprised of our securities and therefore we cannot assure you it will have sufficient liquid assets to satisfy such obligations if it is required to do so. Therefore, the per-share distribution from the trust account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•       restrictions on the nature of our investments; and

•       restrictions on the issuance of securities;

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•       registration as an investment company;

•       adoption of a specific form of corporate structure; and

•       reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $50,000 of interest).  Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If we are unable to consummate our business combination within 9 months (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) of the closing of our IPO, our public shareholders may be forced to wait beyond such 9 months (or up to 21 months) before redemption from our trust account.

If we are unable to consummate our business combination within 9 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination), we will distribute the aggregate amount then on deposit in the trust account (less the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of applicable Delaware law. In that case, investors may be forced to wait beyond the 9 months (or up to 21 months) before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. Only after the expiration of this full time period will public security holders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the ninth (9th) month from the closing of this offering (or the end of any extension period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of shareholders until after the consummation of our business combination.

The Nasdaq corporate governance requirements do not require us to hold an annual meeting until the first anniversary of our first fiscal year end following our listing on Nasdaq. We may not hold an annual meeting of stockholders until after we consummate our initial business combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

Holders of rights and public warrants will not have redemption rights with respect to such securities.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the rights and public warrants will expire and holders of such securities will not receive any of the amounts held in the trust account in exchange for their rights or public warrants.

The grant of registration rights to our sponsor and holders of our private placement warrants may make it more difficult to complete our business combination, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

We entered into a registration rights agreement with our sponsor and our other initial stockholders, pursuant to which such persons and their permitted transferees can demand that we register their founder shares, the private placement warrants, the shares underlying such warrants, and any warrants we may issue upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make our business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the shares owned by our sponsor, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

Although we expect to focus our search for a target business in the healthcare, technology, green economy and consumer products sectors, we will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our business combination will not have all of these positive attributes. If we complete our business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our shares of common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our business combination within the prescribed time frame.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an business combination based on such standards, we will be required to obtain an opinion as described above.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and could cause a change in control of our ownership.

Our Certificate of Incorporation authorizes the issuance of up to 300,000,000 shares of common stock, $0.00001 par value, and 100,000,000 shares of preferred stock, $0.00001 par value. Following our IPO, we have 285,196,429 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares underlying the public and private warrants and the rights, but excluding any working capital warrants). Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or preferred stock, or a combination of shares of common stock and preferred stock, to obtain additional working capital or to complete a business combination. The issuance of additional shares of common stock or preferred stock will not reduce the per-share redemption amount in the trust account, but:

•        may significantly dilute the equity interest of investors in our IPO;

•        may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•        may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•        may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

•        default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•        acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•        our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•        our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

•        our inability to pay dividends on our common stock;

•        using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•        limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•        increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•        limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

If we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share redemption amount in the trust account.

We may reincorporate in another jurisdiction in connection with our business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our business combination and subject to requisite stockholder approval under Delaware law, reincorporate in the jurisdiction in which the target company or business is located. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be spent in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our rights and warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our rights and warrants will expire worthless.

Ladenburg Thalmann may have a conflict of interest in rendering services to us in connection with our initial business combination.

We have entered into a Business Combination Marketing Agreement with Ladenburg Thalmann. Pursuant to this agreement, Ladenburg Thalmann will provide certain specified services to us in connection with our initial business combination, though such services will not include the provision of any M&A-related advisory services. This agreement will provide that we will pay Ladenburg Thalmann the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 2.5% of the gross proceeds of our IPO. In the ordinary course of business, Ladenburg Thalmann and its affiliates may at any time hold long or short positions, and may trade or otherwise effect transactions, for its own account and the accounts of customers, in the debt or equity securities of us, our affiliates or other entities that may be involved in the transactions contemplated by the Business Combination Marketing Agreement, and may provide advisory and other services to one or more actual or potential business combination targets, investors or other parties to any business combination or other transaction entered into by us, for which services Ladenburg Thalmann or one or more of its affiliates may be paid fees, including fees conditioned upon the closing of a particular business combination or other transaction or transactions. This financial interest may result in Ladenburg Thalmann having a conflict of interest when providing the services to us in connection with an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we presently have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt following our IPO, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•       default and foreclosure on our assets if our operating revenues after an business combination are insufficient to repay our debt obligations;

•       acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•       our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•       our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•       our inability to pay dividends on our shares of common stock;

•       using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•       limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•       increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•       limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our IPO and the sale of the private placement warrants, $65,000,000 is available to complete our business combination and pay related fees and expenses (which includes up to approximately $1,625,000 for the payment of fees under the Business Combination Marketing Agreement).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•       solely dependent upon the performance of a single business, property or asset; or

•       dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Management and Directors

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. Further, the loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future, either due to health conditions or otherwise. In addition, none of our officers is required to commit any specified amount of time to our affairs and, accordingly, our officers will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or as members of the Board of Directors or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Liu and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Delaware law. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our business combination.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an acquisition in a timely manner or at all.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our IPO and until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with other blank check companies like ours or other entities (such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under applicable law.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our sponsor, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor and officers and directors have waived their right to redeem their sponsor shares or any other shares purchased in this offering or thereafter, or to receive distributions from the trust account with respect to their sponsor shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares and any private warrants acquired prior to this offering will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and, in our stockholders’, best interest.  This risk may become more acute as the deadline for completing our initial business combination nears.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors or their affiliates have pre-existing fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. Additionally, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

For example, our Chief Executive Officer is affiliated with Ladenburg, Thalmann, which was also the underwriter in our IPO. He owes a pre-existing fiduciary duty to Ladenburg, Thalmann and will present opportunities to them prior to presenting them to us, if, for example, a potential target company is open to either raising funds in an offering or engaging in a transaction with a SPAC. This may limit the number of potential targets they present to us for purposes of completing a business combination.

These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see the section titled “Management — Conflicts of Interest.”

Our officers and directors and their affiliates will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our IPO, our sponsor, officers and directors and their affiliates will own approximately 20% of our issued and outstanding shares of common stock (excluding accounting for any private warrants). Further, our sponsor, officers, directors or their affiliates could determine in the future to purchase our securities in the open market or in private transactions, to the extent permitted by law, to increase their holdings in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants and rights will expire worthless. In connection with any vote for a proposed business combination, our sponsor officers and directors have agreed to vote their sponsor shares, as well as any public shares acquired in or after this offering in favor of any proposed business combination.

Past performance by members of our management team and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, members of our management team and their respective affiliates, is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of members of our management team and their respective affiliates, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of our management team’s or their affiliates’ performance, as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with one or more of our sponsors, directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our initial stockholders, officers and directors, and their affiliates with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our initial stockholders, officers and directors, and their respective affiliates. Our directors also serve as officers and/or board members for other entities. Such entities may compete with us for business combination opportunities. Our initial stockholders, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsors, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with an initial stockholder or one of their affiliates or with other entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a future issuance of securities to any such parties, which may give rise to certain conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our business combination.

In June 2021, our sponsor purchased 1,437,500 shares of our common stock, for $25,000. Subsequently, we amended and restated our subscription agreement with the sponsor on two occasions and ultimately issued it an additional 187,500 shares of common stock, for an aggregate of 1,625,000 shares prior to the investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. Giving effect to these issuances, our sponsor and other initial stockholders own 20% of our issued and outstanding shares after our IPO. The founder shares will be worthless if we do not complete an business combination. In addition, our sponsor has purchased an aggregate of 2,500,000 private placement warrants, for a purchase price of $2,500,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination.

The founder shares are identical to the shares of common stock included in the units being sold in our IPO except that (i) the founder shares are subject to certain transfer restrictions and (ii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our business combination, (B) to waive their redemption rights with respect to any founder shares, private placement shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (x) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an business combination or to redeem 100% of our public shares if we have not consummated our business combination within the timeframe set forth therein or (y) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (C) to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our business combination within 9 months from the closing of our IPO (or up to 21 months from the closing of our IPO if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within the prescribed time frame).

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an business combination and influencing the operation of the business following the business combination.

Since our sponsor, officers and directors may not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our business combination.

At the closing of our business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an business combination.

Risks Relating to the Post-Business Combination Company

Our management may not have control of a target business after our initial business combination. We cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem, upon our initial business combination, our public shares in an amount that would cause our net tangible assets to be less than $5,000,001, nor will we consummate our initial business combination if we would otherwise become subject to the SEC’s “penny stock” rules. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement of which this prospectus forms a part, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of a majority of our shares of common stock who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a supermajority of the company’s stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business combination activity may be amended if approved by holders of at least a majority of our outstanding shares of common stock. Our sponsor and other initial stockholders, which beneficially own 20% of our shares of common stock upon the closing of our IPO (not taking into account ownership of the private placement warrants), will participate in any vote to amend our amended and restated certificate of incorporation. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Certain agreements related to our IPO may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our initial stockholders, officers and directors and the registration rights agreement among us and our initial stockholders may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our sponsor shares and private placement warrants and the securities included therein, that our public stockholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO and the sale of the private placement warrants will be sufficient to allow us to complete our business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our business combination or the terms of negotiated transactions to purchase shares in connection with our business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our rights and warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares.

Risk Related to Our Securities

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least a majority of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders.  Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may amend the terms of the rights in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding rights.

Our rights are issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The rights agreement requires the approval by the holders of a majority of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders

Our founders paid an aggregate of $25,000 or approximately an average of $0.0161 per share, for the sponsor shares and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the shares of common stock and none to the rights or warrants included in the units) and the pro forma net tangible book value per share after our IPO constitutes the dilution to you and the other the investors in our IPO. Our founders acquired the sponsor shares at a nominal price, significantly contributing to this dilution. Upon the consummation of our IPO, and assuming no value is ascribed to the warrants included in the units, you and the other public stockholders will incur an immediate and substantial dilution of approximately 95.7% (or $8.37 per share) (assuming no exercise of the underwriters’ over-allotment option) (or 96.2%, or $8.42 per share if the over-allotment is exercised in full), the difference between the pro forma net tangible book value per share of $0.38 (or $0.33 if the over-allotment is exercised in full) and the effective initial offering price of $8.75 per unit (adjusted to include the value of the rights.

Investors may view our units as less attractive than those of other blank check companies.

Unlike other blank check companies that sell units comprised of shares and warrants each to purchase one full share in their public offerings, in our IPO we sold units comprised of shares of common stock, rights entitling the holder to receive one-seventh (1/7) of one share of common stock, and one-half of a warrant. The rights and warrants will not have any voting rights and will expire and be worthless if we do not consummate an business combination. Furthermore, no fractional shares will be issued upon exercises of the warrants and it is not our intent to issue fractional shares upon conversion of any rights. As a result, unless you acquire at least two warrants, you will not be able to receive a share upon exercise of your warrants and if you acquire less than ten rights, you may, in our discretion, not receive one whole share. Any rounding down and extinguishment may be done with or without any in lieu cash payment or other compensation being made to the holder of the relevant rights. Accordingly, investors in our IPO will not be issued the same securities as part of their investment as they may have in other blank check company offerings, which may have the effect of limiting the potential upside value of your investment in our company.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant to acquire a share of common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for our warrants, including our public warrants, is $11.50 per share of common stock. There is no guarantee that any of our warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock and/or warrants to drop significantly.

We have registered as part of our IPO the resale of the 1,625,000 founders shares, 2,500,000 private warrants, and 2,500,000 shares of common stock issuable upon the exercise of the private warrants, which securities are owned by our sponsor and insiders. Although these shares of common stock and private warrants are subject to the transfer restrictions described in the insider letter, those securities may be immediately resold upon the expiration of those lockup periods. The market price of the shares of our common stock and warrants could decline as a result of the sale of a substantial number of our shares of common stock or warrants in the public market or the perception in the market that the holders of a large number of shares or warrants intend to sell their shares.

Our warrant agreement and rights agreement with our transfer agent will designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders or rights holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement and rights agreement with our transfer agent, which govern the terms of the warrants and rights, respectively, provides that, subject to applicable law, (i) any action, proceeding or claim against us or the warrant agent arising out of or relating in any way to the warrant agreement shall be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we and the warrant agent and rights agent irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We and the warrant agent and rights agent will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, this exclusive forum provision shall not apply to suits brought to enforce a duty or liability created by the Exchange Act, any other claim for which the federal courts have exclusive jurisdiction or any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Other than with respect to claims under the Securities Act or Exchange Act, this choice-of-forum provision may limit a warrant holder’s or right’s holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement for the public warrants may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (“Market Price”) is below $9.20 per share, the exercise price of the public warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. This term of the warrants may make it more difficult for us to consummate an initial business combination with a target business because the target entity owners may find such adjustment objectionable.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, if, among other things, the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. The redemption price shall be either (i) if the holder of a warrant has followed the procedures specified in our notice of redemption and surrendered the warrant, the number of shares of common stock as determined in accordance with the “cashless exercise” provisions of the warrant agreement or (ii) if the holder of a warrant has not followed such procedures specified in our notice of redemption, the price of $0.01 per warrant. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor (or exercise such warrants on a “cashless” basis) at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; (3) request that we redeem your warrants by surrendering such warrants and receiving the redemption price as if the warrants were exercised on a “cashless” basis; or (4) accept the nominal redemption price of $0.01, which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

The private warrants will be subject to redemption on the same terms as applicable to the public warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our rights, warrants and founder shares may have an adverse effect on the market price of our shares of common stock and make it more difficult to effectuate our business combination.

We have issued rights convertible into 928,571 of our shares of common stock and warrants to purchase 3,250,000 of our shares of common stock as part of the units offered in our IPO and, simultaneously with the closing of our IPO, an aggregate of 2,500,000 private placement warrants in a private placement. In each case, each whole warrants is exercisable to purchase one share of common stock at a price of $11.50 per whole share, subject to adjustment as provided herein. In addition, our sponsor and other initial directors hold an aggregate of 1,625,000 founder shares in a private placement. In addition, if our sponsor makes any working capital loans, up to $2,400,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our rights, warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the issuance, or even the possibility of issuance, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions or reduce protections under Nasdaq rules available to them.

Our securities, including our common stock, rights and warrants, are listed on the Nasdaq Global Market. We cannot guarantee that our securities will be approved for listing on Nasdaq for any particular period of time. Although after giving effect to our IPO we met, on a pro forma basis, the minimum listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our business combination. In order to continue listing our securities on Nasdaq prior to our business combination, we must maintain certain financial, distribution and stock price levels. Additionally, following closing of our business combination, we will be required to demonstrate compliance with Nasdaq’s listing requirements on a post-closing basis, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•        a limited availability of market quotations for our securities;

•        reduced liquidity with respect to our securities;

•        a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•        a limited amount of media and analyst coverage of our company; and

•        a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or pre-empts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our shares of common stock, warrants, and rights will be listed on the Nasdaq Global Market, our units, shares of common stock, warrants, and rights will be covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

General Risks

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of common stock.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may be subject to cybersecurity risks following consummation of a business combination.

Any entity we may seek to acquire may rely on information technology systems, including third-party hosted servers and cloud-based servers, to keep business, financial, and corporate records, communicate internally and externally, and operate other critical functions. If any of those internal systems or the systems of its third-party providers are compromised due to cyber incidents, then sensitive documents could be exposed or deleted, and the company’s ability to conduct business could be impaired. Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, unauthorized access to systems, computer viruses or other malicious code, denial of service attacks, malware, ransomware, phishing, SQL injection attacks, human error, or other events that result in security breaches or give rise to the manipulation or loss of sensitive information or assets. Cyber incidents can be caused by various persons or groups, including disgruntled employees and vendors, activists, organized crime groups, and state-sponsored and individual hackers. Cyber incidents can also be caused or aggravated by natural events, such as earthquakes, floods, fires, power loss, and telecommunications failures. In addition to operational and business consequences, if a target business’ cybersecurity is breached, it could be held liable to its customers or other parties in regulatory or other actions, and it may be exposed to reputation damages and loss of trust and business. This could result in costly investigations and litigation, civil or criminal penalties, fines, and negative publicity. Any of the foregoing could have a material adverse effect on the operations and profitability of a target business we seek to acquire.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition with a target business so as to minimize taxes both to the acquired target business and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Tax reform legislation enacted in the U.S. in 2017 could adversely affect our business and financial condition following a business combination.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law, making significant changes to the Internal Revenue Code of 1986, as amended. Changes under the Tax Act include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a mandatory deemed repatriation of previously untaxed cumulative foreign earnings (generally applicable to 10% U.S. stockholders of a “controlled foreign corporation” or “CFC” and taxed at reduced rates), a limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and the elimination of net operating loss carrybacks the transition to a “participation exemption system” for the taxation of earnings of foreign corporations, where a U.S. C corporation can generally deduct 100% of dividends received from the foreign source of income of a 10% owned foreign corporation, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. The overall impact of the Tax Act is uncertain, and it could make completing a business combination with us less appealing than with companies in other countries. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and what effect any legal challenges will have on the Tax Act, including litigation in the U.S. and international challenges brought by organizations such as the World Trade Organization. The impact of the Tax Act on holders of our securities is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to the Tax Act and the potential tax consequences of investing in or holding our securities.

We cannot predict how tax reform legislation will affect us, our initial business combination, or our investors.

Legislative or other actions relating to taxes could have a negative effect on us, our investors, or our initial business combination. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our investors, or our initial business combination. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the U.S. federal income tax consequences to us and our investors or could have other adverse consequences, including changes in tax rates that could impact our effective tax rate. Investors are urged to consult with their tax advisors regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

There are no authorities addressing the proper allocation of tax basis to the components of a unit, and therefore, investors may not appropriately allocate such basis for U.S. federal income tax purposes.

No statutory, administrative or judicial authority directly addresses the treatment of a unit or instruments similar to a unit for U.S. federal income tax purposes and, therefore, that treatment is not entirely clear. We intend to treat the acquisition of a unit, for U.S. federal income tax purposes, as the acquisition of one share of our common stock, one half of one warrant and one right to receive one-seventh (1/7) of a share of our common stock upon the consummation of an initial business combination, and, by purchasing a unit, you agree to adopt such treatment for U.S. federal income tax purposes. For U.S. federal income tax purposes, each holder of a unit must allocate the purchase price paid by such holder for such unit between the one share of our common stock, one half of one warrant and one right to receive one-seventh (1/7) of a share of our common stock upon the consummation of an initial business combination based on the relative fair market value of each at the time of issuance. The price allocated should be the stockholder’s tax basis in such share or right, as the case may be. Any disposition of a unit should be treated for U.S. federal income tax purposes as a disposition of the share of our share of our common stock, one half of one warrant and one right to receive one-seventh (1/7) of a share of our common stock upon the consummation of an initial business combination comprising the unit, and the amount realized on the disposition should be allocated between the common stock and the right based on their respective relative fair market values at the time of disposition. The foregoing treatment of the unit and a holder’s purchase price allocation are not binding on the Internal Revenue Service, or “IRS”, or the courts. The IRS or the courts may not agree with such characterization and investors could suffer adverse U.S. federal income tax consequences as a result. Accordingly, we urge each prospective investor to consult its own tax advisors regarding the tax consequences of an investment in a unit (including alternative characterizations of a unit).

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Risks Associated with Acquiring and Operating a Business Outside of the United States

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Accordingly, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

We may pursue a target a company with operations or opportunities outside of the United States for our initial business combination, and therefore may be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•        costs and difficulties inherent in managing cross-border business operations;

•        rules and regulations regarding currency redemption;

•        complex corporate withholding taxes on individuals;

•        laws governing the manner in which future business combinations may be effected;

•        exchange listing and/or delisting requirements;

•        tariffs and trade barriers;

•        regulations related to customs and import/export matters;

•        local or regional economic policies and market conditions;

•        unexpected changes in regulatory requirements;

•        longer payment cycles;

•        tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•        currency fluctuations and exchange controls;

•        rates of inflation;

•        challenges in collecting accounts receivable;

•        cultural and language differences;

•        employment regulations;

•        underdeveloped or unpredictable legal or regulatory systems;

•        corruption;

•        protection of intellectual property;

•        social unrest, crime, strikes, riots and civil disturbances;

•        regime changes and political upheaval;

•        terrorist attacks and wars; and

•        deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

After our business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws. In particular, investors should be aware that there is uncertainty as to whether the courts of other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in another jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

If our management following our business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because of the costs and difficulties inherent in managing cross-border business operations after we acquire it, our results of operations may be negatively impacted following a business combination.

Managing a business, operations, personnel or assets in another country is challenging and costly. Management of the target business that we may hire (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition. Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent. Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

After our business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing markets we will initially focus on differ from the economies of most developed countries in many respects. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our business combination and if we effect our business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because our business objective includes the possibility of acquiring one or more operating businesses with primary operations in emerging markets we will focus on, changes in the exchange rate between the U.S. dollar and the currency of any relevant jurisdiction may affect our ability to achieve such objective. For instance, the exchange rates between the Turkish lira or the Indian rupee and the U.S. dollar has changed substantially in the last two decades and may fluctuate substantially in the future. If the U.S. dollar declines in value against the relevant currency, any business combination will be more expensive and therefore more difficult to complete. Furthermore, we may incur costs in connection with conversions between U.S. dollars and the relevant currency, which may make it more difficult to consummate a business combination.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Judiciaries in such jurisdiction may also be relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We will have operations, agreements with third parties and may make sales overseas, which may experience corruption. Activities overseas may create the risk of unauthorized payments or offers of payments by one of the employees, consultants, or sales agents of our Company, because these parties are not always subject to our control. It will be our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, or sales agents of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Corporate governance standards in foreign countries may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far to prevent improper business practices. Therefore, stockholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Companies in foreign countries may be subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a foreign company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. GAAP and there may be substantially less publicly available information about companies in certain jurisdictions than there is about comparable United States companies. Moreover, foreign companies may not be subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, stockholder proxy requirements and the timely disclosure of information.

Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and stockholders’ rights for foreign corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a foreign company more difficult. We therefore may have more difficulty in achieving our business objective.

Because a foreign judiciary may determine the scope and enforcement of almost all of our target business’ material agreements under the law of such foreign jurisdiction, we may be unable to enforce our rights inside and outside of such jurisdiction.

The law of a foreign jurisdiction, may govern almost all of our target business’ material agreements, some of which may be with governmental agencies in such jurisdiction. We cannot assure you that the target business or businesses will be able to enforce any of their material agreements or that remedies will be available outside of such jurisdiction. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our future operations.

A slowdown in economic growth in the markets that our business target operates in may adversely affect our business, financial condition, results of operations, the value of its equity shares and the trading price of our shares following our business combination.

Following the business combination, our results of operations and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the business operates. The specific economy could be adversely affected by various factors such as political or regulatory action, including adverse changes in liberalization policies, business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may adversely affect our business, financial condition, results of operations, value of our equity shares and the trading price of our shares following the business combination.

Regional hostilities, terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our equity shares and trading price of our shares following our business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operates our business following our business combination and also adversely affect the worldwide financial markets. In addition, the countries we will focus on, have from time to time experienced instances of civil unrest and hostilities among or between neighboring countries. Any such hostilities and tensions may result in investor concern about stability in the region, which may adversely affect the value of our equity shares and the trading price of our shares following our business combination. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our business target operates, and could have an adverse effect on our business, including the value of equity shares and the trading price of our shares following our business combination.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations following our business combination.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic disease may adversely affect our business, financial condition or results of operations following our business combination. The potential impact of a natural disaster on our results of operations and financial position is speculative, and would depend on numerous factors. The extent and severity of these natural disasters determines their effect on a given economy. Although the long term effect of diseases such as the H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations following our business combination. We cannot assure you that natural disasters will not occur in the future or that its business, financial condition and results of operations will not be adversely affected.

Any downgrade of credit ratings of the country in which the company we acquire does business may adversely affect our ability to raise debt financing following our business combination.

No assurance can be given that any rating organization will not downgrade the credit ratings of the sovereign foreign currency long-term debt of the country in which our business target operates, which reflect an assessment of the overall financial capacity of the government of such country to pay its obligations and its ability to meet its financial commitments as they become due. Any downgrade could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our future variable rate debt and our ability to access the debt markets on favorable terms in the future. This could have an adverse effect on our financial condition following our business combination.

Returns on investment in foreign companies may be decreased by withholding and other taxes.

Our investments will incur tax risk unique to investment in developing economies. Income that might otherwise not be subject to withholding of local income tax under normal international conventions may be subject to withholding of income tax in a developing economy. Additionally, proof of payment of withholding taxes may be required as part of the remittance procedure. Any withholding taxes paid by us on income from our investments in such country may or may not be creditable on our income tax returns. We intend to seek to minimize any withholding tax or local tax otherwise imposed. However, there is no assurance that the foreign tax authorities will recognize application of such treaties to achieve a minimization of such tax. We may also elect to create foreign subsidiaries to effect the business combinations to attempt to limit the potential tax consequences of a business combination.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 8 The Green, Suite #12490, Dover, Delaware 19901. The cost for this space is $50 per month with an unaffiliated third party and the third party provides limited general and administrative services commencing on May 28, 2021 and is on a month to month basis. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

On January 12, 2022, we announced that the holders of the Company’s Units may elect to separately trade the securities underlying such units which commenced on January 14, 2022. Any units not separated will continue to trade on The Nasdaq Global Market under the symbol “MAAQU”. Any underlying shares of common stock, warrants, and rights that are separated are traded on The Nasdaq Global Market under the symbols “MAAQ”, “MAAQW” and “MAAQR” respectively.

No fractional warrants are issuable upon separation of the units and only whole warrants will trade. Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable on the later of 30 days after the completion of our initial business combination or twelve months from the closing of our initial public offering. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. Except in cases where we are not the surviving company in a business combination, each holder of a right will automatically receive one-seventh (1/7) of one share of common stock upon consummation of a business combination.

Holders

As of March 30, 2022, there was one holder of record of our units, four holders of record of our common stock, two holders of record of our warrants, and one holder of record of our rights.

 The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of any of our securities whose securities are held in the names of various security brokers, dealers, and registered clearing agencies.

The transfer agent for our units and common stock and warrant agent for our warrants and the rights agent for our rights is Continental Stock Transfer & Trust Company.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

On June 22, 2021, the Sponsor received 1,437,500 shares of our common stock, or founder shares, for $25,000. Subsequently, in September 2021, under the First Amended and Restated Subscription Agreement, we issued the sponsor an additional 62,5000 Shares so that it would hold an aggregate of 20% of our outstanding common stock after our initial public offering. In November 2021, under the Second Amended and Restated Subscription Agreement, we issued the sponsor an additional 50,000 shares of Common Stock (so that it would hold 20% of our issued and outstanding shares of common stock after the initial public offering). Further, we agreed that if the underwriters exercise the over-allotment option, we will issue the sponsor such number of additional shares of common stock (up to 232,500 shares) so as to enable it to maintain its ownership of 20% of our issued and outstanding shares of common stock. In connection with the partial exercise by the underwriters of the over-allotment option, on November 30, 2021, we issued an additional 75,000 shares to the Sponsor pursuant to the Second Amended and Restated Subscription Agreement. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 2,500,000 warrants to the Sponsor at a purchase price of $1.00 per private warrant, generating gross proceeds to us of $2,500,000. The private warrants are identical to the public warrants sold in our initial public offering, except that the Sponsor has agreed not to transfer, assign or sell any of the private warrants, (except to certain permitted transferees) until 30 days after the completion of our initial business combination. No underwriting discounts or commissions were paid with respect to the private placement. The private placement was conducted as a non-public transaction and, as a transaction by an issuer not involving a public offering, is exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) thereof.

Use of Proceeds

On November 26, 2021, we consummated our initial public offering of 6,200,000 units. Each unit consists of one share of common stock, par value $0.00001 per share, one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment, and one right to receive one-seventh (1/7) of one share of common stock upon the consummation of our initial business combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $62,000,000. In connection with our initial public offering, the underwriters were granted a 45-day option to purchase up to 930,000 additional units to cover over-allotments, if any. On November 30, 2021, the underwriters purchased an additional 300,000 units pursuant to the partial exercise of the over-allotment option. The additional units were sold at an offering price of $10.00 per unit, generating additional gross proceeds of $3,000,000.

Simultaneously with the consummation of the initial public offering, we completed the private sale of an aggregate of 2,500,000 private warrants to our Sponsor at a purchase price of $1.00 per private warrant, generating gross proceeds to the Company of $2,500,000.

A total of $65,000,000 of the proceeds from the sale of the units and private placement warrants, including the sale of the units from the partial exercise of the over-allotment option, were placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

The Sponsor previously advanced expenses or loaned us the sum of $125,872, evidenced by a note dated as of June 11, 2021. In connection with the completion of our initial public offering, the Sponsor instructed us to offset repayment of the amount outstanding under the note with a corresponding portion of the purchase price for the private placement of warrants.

We incurred transaction costs for our initial public offering of $1,697,431, consisting of $1,300,000 of underwriting fees and $397,431 of other offering costs. The net proceeds from our IPO available to us out of trust for our working capital requirements in searching for a business combination and for working capital requirements are approximately $900,000. We intend to use the proceeds for legal, accounting and other expenses of structuring and negotiating business combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above.

The funds held in trust has been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the trust account until the earlier of the completion of a business combination or our redemption of 100% of the outstanding public shares if we have not completed a business combination in the required time period. The proceeds held in the trust account may be used as consideration to pay the sellers of a target business with which we complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

Officers, directors and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our audit committee will review and approve all reimbursements and payments made to our founders, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. There is no limit on the amount of such expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We were formed on May 19, 2021 for the purpose of engaging in a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, which we refer to throughout this report as our initial business combination, with one or more businesses or entities with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering and contemporaneous private placement and our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or preferred stock:

•        may significantly reduce the equity interest of our stockholders;

•        may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•        will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•        may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•        default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•        acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•        our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•        our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•        our inability to pay dividends on our common stock;

•        using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•        limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•        increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•        limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We have neither engaged in any operations nor generated any revenues to date. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and subsequently identifying a target business for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account with Continental Stock Transfer & Trust Company after the initial public offering.

We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the period from May 19, 2021 (date of inception) through December 31, 2021, we had a net loss of $144,837, which consisted of formation costs and operating expenses of $20,887 and a provision for income taxes of $124,434, which was partially offset by interest income on marketable securities held in the Trust Account of $484.

Liquidity and Capital Resources

On November 26, 2021, we consummated the initial public offering of 6,200,000 units at a price of $10.00 per unit, generating gross proceeds of $62,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of an aggregate of 2,500,000 private warrants for a total purchase price of $2,500,000 in a private placement to our sponsor. On November 30, 2021, we sold an additional 300,000 units to the underwriter pursuant to the partial exercise of the over-allotment option at an offering price of $10.00 per unit, generating additional gross proceeds to the Company of $3,000,000, or $65,000,000 in total.

Following the initial public offering and the sale of the private placement warrants, a total of $65,000,000 was placed in the trust account located in the United States and we had $900,000 of cash held outside of the trust account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $1,697,431 in transaction costs, including $1,300,000 of underwriting fees and $397,431 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $300,944. Net loss of $144,837 was affected by interest earned on marketable securities held in the trust account of $484 and changes in operating assets and liabilities, which provided $300,944 of cash used in operating activities.

As of December 31, 2021, we had cash and marketable securities of $65,000,484 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,400,000 of such loans may be convertible into working capital warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our initial stockholders. The terms of such loans by our founders, officers and directors and their affiliates if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our founders, officers and directors and their affiliates if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. If our estimates of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or we earn less interest on the funds held in the trust account than anticipated, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. We do not have a maximum debt leverage ratio or a policy with respect to how much debt we may incur. The amount of debt we will be willing to incur will depend on the facts and circumstances of the proposed business combination and market conditions at the time of the potential business combination. At this time, we are not party to any arrangement or understanding with any third party with respect to raising additional funds through the sale of our securities or the incurrence of debt. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Pursuant to a Business Combination Marketing Agreement, we have engaged Ladenburg Thalmann & Co. and I-Bankers Securities, Inc. as advisors in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, provide financial advisory services to assist us in our efforts to obtain any stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. This agreement will provide that we will pay Ladenburg Thalmann and I-Bankers Securities, Inc. the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 2.5% of the gross proceeds of our initial public offering. As a result, Ladenburg Thalmann and I-Bankers Securities, Inc. will not be entitled to such fee unless we consummate our initial business combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Shares subject to redemption

We account for our shares of common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. Our shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering completed November 26, 2021, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplemental Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 and for the period from May 19, 2021 (inception) through December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

 Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Jonathan Intrater	64	Chairman, Chief Executive Officer and Principal Financial Officer
Allan Liu	65	Director
Loren Mortman	48	Director

Biographical Information

Jonathan Intrater has been our Chairman, Chief Executive Officer and Principal Financial Officer since our inception. Mr. Intrater is a Managing Director in the investment banking department at Ladenburg, Thalmann & Co., Inc., which he joined in 1998. His broad transactional experience over the past 29 years of investment banking encompassing over $10 billion in public equity and high-yield note offerings, private placements of debt and equity securities, merger advisory transactions, and various debt restructuring assignments. From September 2019 to August 2021, he served as a member of the board and Chairman of the audit committee of GreenVision Acquisition Corp., a Nasdaq Capital Market-listed special purpose acquisition company which completed its initial business combination in August 2021. Prior to joining Ladenburg Thalmann, he served as a Managing Director at the Brenner Securities Corporation from 1982 to 1989 and a Senior Vice President, BIA/Frazier, Gross & Kadlec, the nation’s largest telecommunications valuation firm from 1982 to 1989. Mr. Intrater holds an M.B.A from Vanderbilt University and a bachelor’s degree from the University of Pennsylvania.

Allan Liu, has been one of our independent directors since June 2021. Mr. Liu is a partner and Asia Chairman of the Versant Group, as well as Chairman of VG Asset Management Co, a Hong Kong SFC licensed company focused on asset management since 2018. Prior to joining Versant, from 2006 to 2018, Mr. Liu was with Hong Kong-based Pacific Alliance Group (PAG) as a co-founding partner of the group’s private equity business. PAG is now a leading alternative asset manager in Asia with over $40 billion USD under management. Prior to joining PAG, in 1995 Mr. Liu co-founded and led American International Group’s direct investment fund in China,  Since the early 1980s, Mr. Liu has been involved in advising, managing and investing over $20 billion capital in numerous projects for international corporations and investors, and participated in building successful funds and asset management platforms.

Loren Mortman has been one of our independent directors since June 2021. Ms. Mortman is President of The Equity Group Inc., an investor relations consulting firm founded in 1974 that specializes in investor communications, investment community outreach, and IR advisory for small-to-mid-cap public and pre-public companies. After joining The Equity Group in 1997, she spent 10 years implementing comprehensive investor relations programs for clients in various industries, including industrials, cleantech, gaming, technology, healthcare and business services. Client programs involved investment thesis development, written communications, investment community outreach, media relations, market intelligence and C-suite advisory. In 2007, Loren became a Senior Vice President of The Equity Group, focusing on corporate development, and was appointed President in 2013. Loren acts in an advisory capacity, counseling clients on transactions, critical communications, relations with the investment community, and other areas that relate to their postures as public companies. Prior to joining The Equity Group, Loren was a Financial Analyst at Brenner Securities, an Investment Bank. Ms. Mortman earned her BBA in Finance from the Goizueta Business School at Emory University.

Number and Terms of Office of Officers and Directors

We currently have three directors. Our board of directors will be elected each year at our annual meeting of stockholders. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officers, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

Our board has determined that each of Allan Liu and Loren Mortman is an “independent director” under Nasdaq listing standards and applicable SEC rules.

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our independent directors expect to have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Committees of the Board of Directors

Upon the effective date of the registration statement for our IPO, we established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules, the Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the Nasdaq rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board of directors and will have the composition and responsibilities described below.

Audit Committee

Upon the effective date of the registration statement for our IPO, we established an audit committee of the Board of Directors consisting of Allan Liu and Loren Mortman. Mr. Liu and Ms. Mortman are each an independent director under Nasdaq listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•        reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Form 10-K;

•        discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•        discussing with management major risk assessment and risk management policies;

•        monitoring the independence of the independent auditor;

•        verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•        reviewing and approving all related-party transactions;

•        inquiring and discussing with management our compliance with applicable laws and regulations;

•        pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•        appointing or replacing the independent auditor;

•        determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

 •       reviewing and approving any annual or long-term incentive cash bonus or equity or other incentive plans in which our executive officers may participate;

•        establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•        approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of directors who are “financially literate” as defined under Nasdaq’s listing standards.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The Board of Directors has determined that Ms. Loren Mortman qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Upon the effective date upon the date of the registration statement for our IPO, we established a compensation committee of the Board of Directors, consisting of Allan Liu and Loren Mortman. Mr. Liu and Ms. Mortman are each an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•        establishing, reviewing, and approving our overall executive compensation philosophy and policies;

•        reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•        reviewing and approving the compensation of all of our other executive officers;

•        reviewing our executive compensation policies and plans;

•        receiving and evaluating performance target goals for the senior officers and employees (other than executive officers) and reviewing periodic reports from the CEO as to the performance and compensation of such senior officers and employees;

•        implementing and administering our incentive compensation equity-based remuneration plans;

•        reviewing and approving any annual or long-term incentive cash bonus or equity or other incentive plans in which our executive officers may participate;

•        reviewing and approving for our CEO and other executive officers any employment agreements, severance arrangements, and change in control agreements or provisions;

•        reviewing and discussing with management the Compensation Discussion and Analysis set forth in Securities and Exchange Commission Regulation S-K, Item 402, if required, and, based on such review and discussion, determine whether to recommend to the Board that the Compensation Discussion and Analysis be included in our annual report or proxy statement for the annual meeting of stockholders;

•        assisting management in complying with our proxy statement and annual report disclosure requirements;

•        approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•        if required, producing a report on executive compensation to be included in our annual proxy statement;

•        reviewing and recommending to the Board for approval the frequency with which we will conduct Say-on-Pay Votes, taking into account the results of the most recent shareholder advisory vote on frequency of Say-on-Pay Votes required by Section 14A of the Exchange Act, and review and recommend to the Board for approval the proposals regarding the Say-on-Pay Vote and the frequency of the Say-on-Pay Vote to be included in our proxy statement filed with the SEC;

•        conducting an annual performance evaluation of the committee; and

•        reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Nominating Committee

Upon the effective of the registration statement for our IPO, we established a nominating committee of the Board of Directors consisting of Allan Liu and Loren Mortman. Mr. Liu and Ms. Mortman are each an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•        should have demonstrated notable or significant achievements in business, education or public service;

•        should possess the requisite intelligence, education and experience to make a significant contribution to the Board of Directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•        should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics

We have adopted a written code of business conduct and ethics, which applies to our principal executive officer, principal financial or accounting officer or person serving similar functions and all of our other employees and members of our board of directors. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We did not waive any provisions of the code of business ethics during the year ended December 31, 2021 (we did not adopt a Code of Ethics until our IPO was completed). We have previously filed a copy of our form of Code of Ethics (and our audit committee charter and compensation committee charter) as exhibits to the registration statement for our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interests:

•        None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•        In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations to such entities (as well as to us) and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•        Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•        With certain limited exceptions, the sponsor shares will not be transferable or assignable by our sponsor and other initial stockholders until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the private placement warrants, working capital warrants, extension warrants, and the common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•        In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which may only be repaid from the trust account if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and being able to transfer their shares and private warrants.

•        Our sponsor, officers and directors have agreed to waive their redemption rights with respect to any sponsor shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any sponsor shares held by them if we fail to consummate our initial business combination within nine months after the closing of our initial public offering or during any extension period. However, if our sponsor or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.

•        Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•        Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors has pre-existing fiduciary or contractual obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary or contractual obligations, our officers and directors will honor those fiduciary or contractual obligations subject to his or her fiduciary duties under the laws of the State of Delaware. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary or contractual obligations and any successors to such entities have declined to accept such opportunities subject to his or her fiduciary duties under the laws of the State of Delaware.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company subject to his or her fiduciary duties under the laws of the State of Delaware and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

The conflicts described above may not be resolved in our favor. The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Entity	Position at Affiliated Entity
Jonathan Intrater	Ladenburg, Thalmann & Co. Inc.	Managing Director
Allan Liu	Versant Group VG Asset Management Co	Asia Chairman Chairman
Loren Mortman	The Equity Group Inc.	President

If we submit our initial business combination to our public stockholders for a vote, our sponsor, as well as all of our management team have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their founder shares. If they purchase shares of common stock, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem such shares in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our sponsor or management team, or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board of directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsors, officers or directors. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our founders, members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, an initial business combination (regardless of the type of transaction that it is) other than the amounts described in the prospectus set forth in the registration statement for our initial public offering and reimbursement of any out-of-pocket expenses.

As noted above, our Chief Executive Officer is affiliated with Ladenburg Thalmann, which was also the underwriter in our initial public offering. He will owe a pre-existing fiduciary duty to Ladenburg Thalmann, meaning that he will present opportunities to Ladenburg Thalmann prior to presenting them to us, if, for example, a potential target company is open to either raising funds in an offering or engaging in a transaction with a SPAC. This may limit the number of potential targets they present to us for purposes of completing a business combination.

Ladenburg Thalmann is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. While Ladenburg Thalmann will not have any duty to offer acquisition opportunities to us, Ladenburg Thalmann may become aware of a potential transaction that is an attractive opportunity for us, which Ladenburg Thalmann may decide to share with us. In addition, our officers and directors may have a duty to offer acquisition opportunities to other entities to which they owe duties or clients of affiliates of our sponsor. In addition, investment ideas generated within Ladenburg Thalmann, including by our Chief Executive Officer and other persons who may make decisions for the company, may be suitable both for us and for affiliates of Ladenburg Thalmann or any of their respective clients, and may be directed initially to such persons rather than to us. None of Ladenburg Thalmann nor members of our management team who are also employed by Ladenburg Thalmann have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the Company and after they have satisfied their contractual and fiduciary obligations to other parties.

Upon the closing of our initial public offering, we entered into a Business Combination Marketing Agreement with Ladenburg Thalmann, pursuant to which we engaged Ladenburg Thalmann to provide certain specified services to us in connection with our initial business combination. In particular, Ladenburg Thalmann may assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, provide financial advisory services to assist us in our efforts to obtain any stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination, but will not provide any M&A-related advisory services pursuant to the Business Combination Marketing Agreement. This agreement provides that we will pay Ladenburg Thalmann the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 2.5% of the gross proceeds of our initial public offering. In the ordinary course of business, Ladenburg Thalmann and its affiliates may at any time hold long or short positions, and may trade or otherwise effect transactions, for its own account and the accounts of customers, in debt or equity securities of us, our affiliates or other entities that may be involved in the transactions contemplated by the Business Combination Marketing Agreement, and may provide advisory and other services to one or more actual or potential business combination targets, investors or other parties to any business combination or other transaction entered into by us, for which services Ladenburg Thalmann or one or more of its affiliates may be paid fees, including fees conditioned upon the closing of a particular business combination or other transaction or transactions. This financial interest may result in Ladenburg Thalmann having a conflict of interest when providing the services to us in connection with an initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our initial public offering or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions and our directors’ and officers’ liability insurance are necessary to attract and retain talented and experienced officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2021, our sponsor, directors, executive officer, and ten percent stockholders complied with all Section 16(a) filing requirements, except that the reports on Form 3 filed by our sponsor, directors and executive officer were inadvertently tardy and were filed on December 2, 2021 except for the Form 3 of Mr. Liu which was filed on December 6, 2021.

Item 11. Executive Compensation.

No executive officer has received any cash compensation for services rendered to us. No compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is).

Directors, officers and founders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our audit committee will review on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid employment, consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. The amount of such compensation may not be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in an Exchange Act filing such as Current Report on Form 8-K, as required by the SEC. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 30, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect beneficial ownership of the warrants or rights included in the units offered by this Form 10-K or the private warrants included the private placement as these warrants are not exercisable and these rights are not convertible within 60 days of the date of this Annual Report on Form 10-K. As of March 30, 2022, there were 8,125,000 shares of Common Stock (assuming all of the shares of common stock are separated from the units) issued and outstanding and upon which we base the information in the table below.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(3)	Approximate Percentage of Outstanding Shares(2)

Directors and Executive Officers

Jonathan Intrater (3)	—	—
Allan Liu	30,000	*
Loren Mortman	30,000	*
All directors and officers as a group (3 individuals)	60,000	0.74%

5% or greater beneficial owners

Mana Capital LLC (4)	1,565,000	19.26%
Weiss Asset Management LP(5)	589,000	7.25%
Space Summit Capital LLC(6)	415,689	5.1%
Feis Equities LLC(7)	583,612	7.18%
Saba Capital Management, L.P. (8)	471,299	5.8%

*        Less than one percent.

(1)	Unless otherwise indicated, the business address of each of our officers, directors and sponsor is 8 The Green, Suite #12490, Dover, Delaware 19901.

(2)	Based on an aggregate of 8,125,000 shares of common stock issued and outstanding.

(3)	Excludes 150,000 shares of common stock and 100,000 private warrants to be transferred to the listed holder by our Sponsor upon, or subsequent to, the closing of our initial business combination.

(4)	Excludes 2,500,000 private warrants purchased by our sponsor simultaneously with the consummation of our IPO. Such warrants are not exercisable within the next 60 days. Tong Mao is the owner of substantially all of the voting interests of Mana Capital LLC and has the power to direct its affairs, including the voting and sale of all securities of the Company owned by Mana Capital LLC.

(5)	Based on information contained in the Schedule 13G filed by Weiss Asset Management, WAM GP, and Andrew Weiss. Each reporting person has shared power to vote 589,000 shares of common stock and shared the power to dispose of such shares. The business address for each reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

(6)	Based on information contained in the Schedule 13G/A filed by Space Summit Capital LLC, the reporting entity has sole power to vote 415,689 share and sole power to dispose of such shares. The business address for the reporting person is 15455 Albright Street, Pacific Palisades, CA 90272.

(7)	Based on information contained in the Schedule 13G/A filed by Feis Equities LLC and Mr. Lawrence M. Feis. Each reporting person has sole power to vote 583,612 shares and sole power to dispose of such shares. The business address for the reporting persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(8)	Based on information contained in the Schedule 13G filed by Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Boaz R. Weinstein, the reporting persons have the shared power to vote 471,299 shares and the shared power to dispose of such shares. The business address for the reporting person is 405 Lexington Avenue, 58th Floor, New York, New York, 10174.

Our sponsor and members of our board of directors beneficially own approximately 20% of the issued and outstanding shares of our common stock. Because of the ownership block held by our sponsor and directors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination. Our sponsor, officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships, and Related Transactions and Director Independence

On June 22, 2021, our sponsor purchased 1,437,500 shares of common stock for an aggregate purchase price of $25,000. In September 2021, we amended the terms of the subscription agreement to issue our sponsor an additional 62,500 shares of common stock, resulting in our sponsor holding an aggregate of 1,500,000 shares of common stock so that the shares of common stock held by our sponsor will account for, in the aggregate, 20% of our issued and outstanding shares following our initial public offering. In November 2021, we entered into a second amended and restated subscription agreement with the sponsor pursuant to which we issued the sponsor an additional 50,000 shares, resulting in the sponsor holding an aggregate of 1,550,000 shares (so that the sponsor shares will account for 20% of our issued and outstanding shares after the initial public offering) and also agreed that, if the underwriters exercise the over-allotment option, we will issue to our sponsor such number of additional shares of common stock (up to 232,500 shares) as to maintain our sponsor’s ownership at 20% or our issued and outstanding common stock upon the consummation of our initial public offering.

The sponsor shares are identical to the shares of common stock included in the units offered and sold in our initial public offering. However, the holders of sponsor shares have agreed (A) to vote their sponsor shares (as well as any public shares acquired in or after our initial public offering) in favor of any proposed business combination, (B) not to propose an amendment to the Certificate of Incorporation, prior to a business combination, to affect the substance or timing of the Company’s obligation to redeem all public shares if it cannot complete an business combination within nine months (or up to 21 months) of the closing of our initial public offering, unless the Company provides public stockholders an opportunity to redeem their public shares, (C) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to consummation of an initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination and (D) that the sponsor shares shall not participate in any liquidating distribution from the trust account upon winding up if a business combination is not consummated.

All of the sponsor shares held by our sponsor and our directors have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our officers or directors, any affiliate or family member of any of our officers or directors, any of the sponsor’s members, officers, directors, consultants, or affiliates of the sponsor or any of their affiliates or any other pecuniary interest holders in the sponsor at the time of our initial public offering or family members of the foregoing , (ii) to an initial holder’s stockholders or members upon its liquidation, (iii) by gift to a member of an individual stockholder’s family or to a trust, the beneficiary of which is a member of such individual’s immediate family, an affiliate of such individual or to a charitable organization, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, (vii) in connection with the consummation of our initial business combination, by private sales at prices no greater than the price at which the shares were originally purchased, (viii) in the event of our liquidation prior to our consummation of an initial business combination, (ix) by virtue of the laws of the State of Delaware or the sponsor’s limited liability company agreement upon dissolution of the sponsor, or (x) in the event that, subsequent to the consummation of an initial business combination, we complete a liquidation, merger, capital stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their common stock for cash, securities or other property in each case (except for clauses (vi), (viii), (ix) or (x) or with our prior consent) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions. The holders will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the sponsor.

On June 11, 2021, our sponsor agreed to loan us up to $200,000 pursuant to a note which was due and payable by the later of December 11, 2021 in the event that our initial public offering was not successfully completed by such date or the date on which we complete our initial business combination. We had borrowed $45,000 under this note and such amount was repaid at the closing of our initial public offering.

Our sponsor purchased 2,500,000 warrants at the closing of our initial public offering in a private placement, for an aggregate price of $2,500,000. This purchase of the additional 2,500,000 warrants took place on a private placement basis simultaneously with the consummation of our initial public offering. These private warrants have an exercise price of $11.50 per share, are identical to the public warrants contained in the public units sold in our initial public offering, and the terms of the private warrants will remain the same irrespective of the holder thereof. In the event of a liquidation prior to our initial business combination, the private warrants will expire worthless. The purchasers of the private warrants have also agreed not to transfer, assign or sell any of the private warrants or underlying securities (except to the same permitted transferees as the sponsor and provided the transferees agree to the same terms and restrictions as the permitted transferees of the sponsor must agree to, each as described above) until the completion of our initial business combination.

Our Sponsor has agreed to transfer to Mr. Intrater, our Chief Executive Officer, an aggregate of 150,000 of its sponsor shares upon, or subsequent to, the consummation of our initial business combination. In addition, our Sponsor agreed to transfer to Mr. Intrater 100,000 of the private warrants following the consummation of our initial business combination if the closing price of our common stock is greater than $12.50 per share for twenty (20) consecutive trading days prior to the consummation of our initial business combination.

In addition, upon the completion of our initial public offering, our sponsor transferred 30,000 sponsor shares to each of Mr. Liu and Ms. Mortman in consideration of future services to us as a director of the Company.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors (i) in connection with the extension of the time period to complete a business combination or (ii) for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.

If we anticipate that we may not be able to consummate our initial business combination within nine months, we may, but are not obligated to, extend the period for up to twelve (12) additional one-month periods to consummate a business combination. In order to extend the time available for us to consummate our initial business combination, our board of directors would adopt a resolution authorizing such extension and our founders or their affiliates or designees must deposit into the trust account $216,667 ($0.0333 per share) on or prior to the date of the applicable deadline for each one-month extension (or up to an aggregate of $2,600,004, or $0.40 per share if we extend for the full twelve months). The providers of such additional funds will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private warrants at a price of $1.00 per warrant for each dollar amount deposited. These warrants would have an exercise price of $11.50 per share.

In order to meet our working capital needs following the consummation of our initial public offering, our founders, officers and directors or their affiliates or designees may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note. The working capital notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $2,400,000 of the notes may be converted into working capital warrants at a price of $1.00 per warrant. The working capital warrants would be identical to the private warrants held by the sponsor, including an exercise price of $11.50 per share. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.

We have entered into a registration rights agreement with our sponsor, officers, and directors pursuant to which we agreed to register any shares of common stock, warrants (including working capital and extension warrants), and shares underlying such warrants, that are not then covered by an effective registration statement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of a majority of these securities can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the repayment of up non-interest bearing extension loans or working capital loans, the reimbursement of expenses, and the other matters described above, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our founders, members of our management team or their respective affiliates, for services rendered prior to, or in order to effectuate the consummation of, our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

 After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our founders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14. Principal Accounting Fees and Services.

We had engaged the firm Marcum, Bernstein & Pinchuk, LLP as our independent registered public accounting firm from the period May 19, 2021 (inception) through January 19, 2022. On January 19, 2022 we engaged MaloneBailey, LLP as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2021 as included in this Annual Report on Form 10-K. Fees for professional services provided by our independent registered public accounting firms since inception were as follows:

	MaloneBailey, LLP

	For the Year Ended December 31, 2021	For the period of May 19, 2021 (inception) through November 26, 2021
Audit Fees (1)	$25,000	—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$25,000	—

	Marcum, Bernstein & Pinchuk, LLP

	For the Year Ended December 31, 2021	For the period of May 19, 2021 (inception) through November 26, 2021
Audit Fees (1)	$—	39,655
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$—	39,655

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. As noted above, we engaged MaloneBailey, LLP to conduct the audit of our financial statements for the year ended December 31, 2021. Although Marcum, Bernstein & Pinchuck, LLP performed an audit of our financial statements from the period from inception through June 30, 2021 and provided subsequent review services through November 26, 2021, they did not perform any audit services for the full fiscal year ended December 31, 2021.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay our independent registered public accounts for other services for the periods shown in the table above.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay our independent registered public accounts for tax services for the periods shown in the table above.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential business combinations. We did not pay our independent registered public accounts for other services for the periods shown in the table above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 22, 2021, by and among the Company and Ladenburg Thalmann & Co., Inc. as representative of the underwriters, and I-Bankers Securities, Inc.**
1.2	Business Combination Marketing Agreement, dated November 22, 2021, by and among the Company, Ladenburg Thalmann, and I-Bankers Securities, Inc.**
3.1	Amended and Restated Certificate of Incorporation.**
3.2	By-laws***
4.1	Specimen Unit Certificate***
4.2	Specimen Common Stock Certificate***
4.3	Specimen Warrant Certificate** (contained in Exhibit 4.4)
4.4	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.**
4.5	Rights Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent.**
4.6	Description of Securities *
10.1	Letter Agreement, dated November 22, 2021, by and among the Company, its independent directors and the Sponsor.**
10.2	Letter Agreement, dated November 22, 2021, by and between the Company and its chief executive officer. **
10.3	Investment Management Trust Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.**
10.4	Registration Rights Agreement, dated November 22, 2021, by and among the Company, the Sponsor and the other holders party thereto.**
10.5	Stock Escrow Agreement, dated November 22, 2021, by and among the Company, the Sponsor, Continental Stock Transfer & Trust Company, and the other holders party thereto.**
10.6	Private Placement Warrant Purchase Agreement, dated November 19, 2021, by and between the Company and the Sponsor.**
10.7	Promissory Note in the principal amount of $200,000 held by Mana Capital LLC.§
10.8	Securities Subscription Agreement dated June 22, 2021.§
10.9	Amended and Restated Subscription Agreement dated September 22, 2021.§
10.10	Second Amended and Restated Subscription Agreement.§
14	Code of Ethics.§
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Incline XBRL and contained in Exhibit 101).

*	Filed with this Annual Report Form 10-K
**	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2021, and incorporated herein by reference.
***	Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1 as filed on October 19, 2021 and declared effective on November 22, 2021 and incorporated herein by reference.
§

Previously filed with the Securities and Exchange Commission as an exhibit to our Registration Statement on Form S-1/A as filed on November 10, 2021 and declared effective on November 22, 2021 and incorporated herein by reference.

‡	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANA CAPITAL ACQUISITION CORP.

	By:	/s/ Jonathan Intrater
Jonathan Intrater
Chief Executive Officer and Principal Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

Dated: March 31, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title and Capacity	Date

/s/ Jonathan Intrater	Chief Executive Officer, Principal Financial Officer and Chairman	March 31, 2022
Jonathan Intrater	(Principal Executive Office and Principal Accounting Officer)

/s/ Allan Liu	Director	March 31, 2022
Allan Liu

/s/ Loren Mortman	Director	March 31, 2022
Loren Mortman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Mana Capital Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mana Capital Acquisition Corp (the “Company”) as of December 31, 2021, and the related statements of operations, stockholders’ equity, and cash flows for the period from May 19, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 19, 2021 through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2022.

Houston, Texas

March 31, 2022

MANA CAPITAL ACQUISITION CORP.

BALANCE SHEET

December 31, 2021
Assets
Current assets:
Cash	$526,625
Prepaid expenses	280,057
Total current assets	806,682

Investments held in Trust Account	65,000,484
Total Assets	$65,807,166

Liabilities, Temporary Equity, and Stockholders’ Equity
Current liabilities:
Franchise tax payable	124,434
Total current liabilities	124,434

Total Liabilities	124,434

Commitments and Contingencies

Common stock subject to possible redemption, 6,500,000 shares at conversion value of $10.00 per share	65,000,000

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,625,000 issued and outstanding as of December 31, 2021 (excluding 6,500,000 shares subject to possible redemption)	16
Additional paid-in capital	827,553
Accumulated deficit	(144,837)
Total Stockholders' Equity	682,732
Total Liabilities, Temporary Equity, and Stockholders' Equity	$65,807,166

The accompany notes are an integral part of these financial statements.

MANA CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period
From May 19,2021
(inception) through
December 31, 2021

Formation and operating costs	$20,887
Franchise tax expense	124,434
Loss from Operations	(145,321)

Other income:
Investment income on investment held in Trust Account	484

Loss before income taxes	(144,837)

Income taxes provision	—

Net loss	$(144,837)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	1,001,327
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.14)
Basic and diluted weighted average shares outstanding, common stock attributable to Mana Capital Acquisition Corp.	1,560,288
Basic and diluted net loss per share, common stock attributable To Mana Capital Acquisition Corp.	$(0.09)

The accompany notes are an integral part of these financial statements.

MANA CAPITAL ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of May 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Founders shares issued to the Sponsor	—	—	1,550,000	16	24,984	—	25,000
Sale of public units through public offering	—	—	6,200,000	62	61,999,938	—	62,000,000
Sale of private placement warrants	—	—	—	—	2,500,000	—	2,500,000
Underwriters' discount	—	—	—	—	(1,240,000)	—	(1,240,000)
Underwriters' reimbursement	—	—	—	—	(90,000)	—	(90,000)
Exercise of the over-allotment option by underwriters	—	—	300,000	3	2,999,997	—	3,000,000
Underwriters' discount - over-allotment option exercised	—	—			(60,000)	—	(60,000)
Additional founders shares issued to the Sponsor in connection with underwriters' over-allotment option	—	—	75,000	—	—	—	—
Other offering expenses	—	—	—	—	(307,431)	—	(307,431)
Reclassification of common stock subject to redemption	—	—	(6,500,000)	(65)	(64,999,935)	—	(65,000,000)
Net loss	—	—	—	—	—	(144,837)	(144,837)
Balance as of December 31, 2021	—	$—	1,625,000	$16	$827,553	$(144,837)	$682,732

The accompany notes are an integral part of these financial statements.

MANA CAPITAL ACQUISITION CORP.

STATEMENT OF CASH FLOWS

From May 19, 2021
(inception) through
December 31, 2021
Cash Flows from Operating Activities:
Net loss	$(144,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(484)
Changes in operating assets and liabilities:
Prepaid expenses	(280,057)
Franchise tax payable	124,434
Net cash used in operating activities	(300,944)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(65,000,000)
Net cash used in investing activities	(65,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of shares of Common Stock to the Sponsor	25,000
Proceeds from sale of public units through public offering	65,000,000
Proceeds from sale of private placement shares	2,500,000
Payment of underwriters' discount	(1,300,000)
Payment of offering costs	(397,431)
Proceeds from issuance of promissory note to related party	125,547
Repayment on promissory note to related party	(125,547)
Net cash provided in financing activities	65,827,569

Net Change in Cash	526,625

Cash at beginning of period	—
Cash at end of period	$526,625

Supplemental Disclosure of Non-cash Financing Activities
Reclassification of common stock subject to redemption	$65,000,000

The accompany notes are an integral part of these financial statements.

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Mana Capital Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 19, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering (the “Registration Statement”) was declared effective on November 22, 2021. On November 26, 2021, the Company consummated the Initial Public Offering (“IPO”) of 6,200,000 units at $10.00 per unit (“Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $62,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 2,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant for gross proceeds of $2,500,000 in a private placement transaction to Mana Capital, LLC (the “Sponsor”), which is described in Note 4.

In connection with the Initial Public Offering, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 930,000 additional units to cover over-allotments (the “Option Units”), if any. On November 30, 2021, the underwriters purchased an additional 300,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000. Pursuant to the Second Amended and Restated Subscription Agreement between the Sponsor and the Company, the Company issued the Sponsor a total of 75,000 shares of Common Stock in connection with the partial exercise by the underwriters of the Over-Allotment Option.

Trust account

Following the closing of the Initial Public Offering on December 31, 2021, an amount of $62,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement (as defined in Note 4) was placed in the Trust Account. Following the closing of underwriters’ exercise of over-allotment option on November 30, 2021, an additional $3,000,000 of net proceeds was place in the Trust Account, bringing the aggregate proceeds hold in the Trust Account to $65,000,000.

The funds held in the Trust Account may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.
F-6

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its second amended and restated certificate of incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to the Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within nine months from the closing of the Initial Public Offering, or up to 21 months in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

The holders of the Founders Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Proposed Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resource

As of December 31, 2021, the Company had $526,625 in cash held outside its Trust Account available for the Company’s payment of expenses related to working capital purposes subsequent to the Initial Public Offering.

Prior to the Initial Public Offering, the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note from the Sponsor of up to $200,000. The Company had an outstanding loan balance of $125,547 which was repaid in full as of December 31, 2021.

Upon the closing of the Initial Public Offering on November 26, 2021, an amount of $62,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement was placed in the Trust Account. In addition, on November 30, 2021, the underwriters purchased an additional 300,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000 which was placed in the Trust Account.

In order to finance transaction costs in connection with a Business Combination, the initial shareholders or affiliates of the initial shareholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5). To date, there were no amounts outstanding under any working capital loans.
F-9

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Proposed Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
F-10

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $526,625 and no cash equivalents as of December 31, 2021.

Cash held in Trust Account

At December 31, 2021, the Company had $65,000,484 in cash held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments — Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Offering Costs associated with a Public Offering

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $397,431 consist principally of costs such as legal, accounting and other advisory fees incurred in connection with the Initial Public Offering. Such, costs were charged to stockholders’ equity upon completion of the Initial Public Offering.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. (See Note 9).

Common stock subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.
F-11

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. The franchise tax of $124,434 was expensed as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet, partially due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
F-12

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 26, 2021, the Company sold 6,200,000 Units at a price of $10.00 per Unit, which does not include the 45-day option of the exercise of the underwriters’ 930,000 over-allotment option. On November 30, 2021, the underwriters purchased an additional 300,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000. Each Unit consists of one share of Common stock, one-half of one redeemable warrant (“Public Warrant”), and one right entitling the holder thereof to receive one-seventh (1/7) of a share of common stock upon consummation of our initial business combination (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

The remaining 630,000 Option Units were expired on November 30, 2021. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $1,697,431, consisting of $1,300,000 of underwriting fees, and $397,431 of other offering costs.

Each unit has an offering price of $10.00 and consists of one share of the Company’s common stock and one-half of one redeemable warrant and one right entitling the holder thereof to receive one-seventh (1/7) of a share of common stock upon consummation of the initial business combination. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.
F-13

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

All of the 6,500,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) to the Sponsor of an aggregate of 2,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($2,500,000). Each Private Placement Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
F-14

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

NOTE 5 — RELATED PARTIES

Founder Shares

On June 22, 2021, the Sponsor received 1,437,500 shares of the Company’s Common stock (the “Founder Shares”) for $25,000. Subsequently, in September 2021, the Company amended the terms of this subscription agreement to issue the Sponsor an additional 62,500 Founder Shares. In November 2021, the Company issued the Sponsor an additional 50,000 shares of Common stock for no additional consideration, following which the Sponsor held 1,550,000 Founder Shares so that the Founder Shares will account for, in the aggregate, 20% of the issued and outstanding shares after the Initial Public Offering. All share amounts have been retroactively restated to reflect this adjustment. In November 2021, the Company amended the terms of the subscription agreement and agreed to issue the Sponsor up to an additional 232,500 Founder Shares, in the event the over-allotment is exercised in full. On November 30, 2021 the Company issued the founder a total of 75,000 shares of Common Stock in connection with the partial exercise by the underwriters of the Over-Allotment Option. The remaining 157,500 shares of common stock issuable pursuant to the Second Amended and Restated Subscription Agreement were not issued.

As of December 31, 2021, there were 1,625,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares upon completion of the Initial Public Offering.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On June 11, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $200,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 11, 2021 or (ii) the consummation of the Proposed Public Offering. The Company had an outstanding loan balance of $125,547, which was repaid in full as of December 31, 2021. As of December 31, 2021, there was no amount outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,400,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there was no amount outstanding under the Working Capital Loans.
F-15

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

NOTE 6 — INVESTMENTS HELD IN TRUST ACCOUNT

As of December 31, 2021, assets held in the Trust Account were comprised of $65,000,484 in mutual funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Trust Account – U.S. Treasury Securities Mutual funds	1	$65,000,484

NOTE 7— COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company entered into a registration rights agreement with its founders, officers, directors or their affiliates upon the effective date of the Initial Public Offering pursuant to which the Company is required to register any shares of common stock, warrants (including working capital warrants), and shares underlying such warrants, that are not then covered by an effective registration statement. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 930,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions to the extent provided for in the underwriting agreement. On November 30, 2021, the underwriters purchased an additional 300,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Company paid an underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering and the sale of Option Units or $1,300,000 to the underwriters at the closing of the Initial Public Offering and the sale of Option Units.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of Common stock with a par value of $0.00001 per share. Holders of Common stock are entitled to one vote for each share. As of December 31, 2021 there were 1,625,000 (excluding 6,500,000 shares subject to possible redemption) shares of common stock issued and outstanding.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-seventh (1/7) of one share of common stock upon consummation of a Business Combination, even if the holder of a Public Right converted all shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Amended and Restated Certificate of Incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of a Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its rights in order to receive the one-seventh (1/7) of a share underlying each Public Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, the holders of the Public Rights must hold rights in multiples of seven in order to receive shares for all of the holders’ rights upon closing of a Business Combination.

F-16

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 30 days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 90 days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Common stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;
•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
•	if, and only if, the last reported sale price of the Common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

The redemption price for the warrants shall be either (i) if the holder of a warrant has followed the procedures specified in our notice of redemption and surrendered the warrant, the number of shares of common stock as determined in accordance with the “cashless exercise” provisions of the warrant agreement or (ii) if the holder of a warrant has not followed such procedures specified in our notice of redemption, the price of $0.01 per warrant.

If the Company calls the warrants for redemption, all holders that wish to exercise warrants can do so by paying the cash exercise price or on a “cashless” basis. If a holder elects to exercise the warrant on a “cashless” basis, such a holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of our common stock for the 5 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Alternatively, a warrant holder may request that we redeem his, her or its warrants by surrendering such warrants and receiving the redemption price of such number of shares of common stock determined as if the warrants were exercised on a “cashless” basis. If the holder neither exercises his, her or its warrants nor requests redemption on a “cashless” basis, then on or after the redemption date, a record holder of a warrant will have no further rights except to receive the cash redemption price of $0.01 for such holder’s warrant upon surrender of such warrant. The right to exercise the warrant will be forfeited unless the warrants are exercised prior to the date specified in the notice of redemption.
F-17

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

The Private Placement Warrants are be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company accounts for the 5,750,000 warrants issued in connection with the Initial Public Offering (including 3,250,000 Public Warrants and 2,500,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company’s management has examined the public warrants and private warrants and determined that these warrants qualify for equity treatment in the Company’s financial statements. The Company accounted for the warrant as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

NOTE 9 — INCOME TAXES

The Company’s taxable income primarily consists of interest earned on investments held in the Trust Account. There was no income tax expense for the period from May 19, 2021 (inception) through December 31, 2021.

The income tax provision (benefit) consists of the following for the period from May 19, 2021 (inception) through December 31, 2021:

For the Period from
May 19, 2021
(inception) through
December 31, 2021
Current
Federal	$—
State	124,434
Deferred
Federal	(30,416)
State	—
Valuation allowance	30,416
Income tax provision	$124,434

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

For the Period from
May 19, 2021
(inception) through
December 31, 2021

U.S. statutory rate	21.0%
Change in valuation allowance	(21.0)%

F-18

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

For the period from May 19, 2021 (Inception) through December 31, 2021

The Company’s net deferred tax assets were as follows as of December 31, 2021

Deferred tax assets:
Net operating loss carryover	$30,416
Total deferred tax assets	30,416
Valuation allowance	(30,416)
Deferred tax asset, net of allowance	$—

As of December 31, 2021, the Company had $144,837 of U.S. federal net operating loss carryovers available to offset future taxable income which do not expire.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

NOTE 10 — NET INCOME (LOSS) PER SHARE

The net income (loss) per share presented in the audited statement of operations is based on the following:

	For the Period From
	May 19, 2021
	(inception) through
	December 31, 2021
		Non-
	Redeemable	Redeemable
	Common	Common
	Stock	Stock
Basic and diluted net income/(loss) per share:
Numerators:
Net income/(loss)	$(144,837)	$(144,837)
Denominators:
Weighted-average shares outstanding	1,001,327	1,560,288
Basic and diluted net income/(loss) per share	(0.14)	(0.09)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was available to be issued. Based upon this review, except as noted above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

F-19