Form 10-Q
period 2022-03-31
Mana Capital Acquisition Corp.
filed 2022-05-12
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-41097

Mana Capital Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	87-0925574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 The Green, Suite 12490 Dover, Delaware	19901
(Address of principal executive offices)	(Zip Code)

(302) 281-2147

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.00001, one-half of one redeemable warrant and one right to acquire 1/7th of one share of common stock	MAAQU	The NASDAQ Stock Market LLC
Common Stock, par value $0.00001 per share	MAAQ	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of common stock	MAAQW	The NASDAQ Stock Market LLC
Rights, each to receive one-seventh (1/7) of one share of common stock	MAAQR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 6, 2022, there were 8,125,000 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

Mana Capital Acquisition Corp.

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANA CAPITAL ACQUISITION CORP.

BALANCE SHEET

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$380,615	$526,625
Prepaid expenses	255,095	280,057
Total current assets	635,710	806,682

Investments held in Trust Account	65,004,901	65,000,484
Total Assets	$65,640,611	$65,807,166

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expense	$6,108	$—
Franchise tax payable	174,434	124,434
Total current liabilities	180,542	124,434

Total Liabilities	180,542	124,434

Commitments and Contingencies

Common stock subject to possible redemption, 6,500,000 shares at conversion value of $10.00 per share	65,000,000	65,000,000

Stockholders’ Equity:
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,625,000 issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 6,500,000 shares subject to possible redemption)	16	16
Additional paid-in capital	827,553	827,553
Accumulated deficit	(367,500)	(144,837)
Total Stockholders' Equity	460,069	682,732
Total Liabilities and Stockholders' Equity	$65,640,611	$65,807,166

The accompanying notes are an integral part of these unaudited financial statements.

MANA CAPITAL ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the
Three Months Ended
March 31, 2022
(Unaudited)
Formation and operating costs	$177,094
Franchise tax expenses	50,000
Loss from Operations	(227,094)

Other income:
Interest income	12
Investment income on investment held in Trust Account	4,419
Net loss	$(222,663)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,500,000
Basic and diluted net income per share, common stock subject to possible redemption	$(0.03)
Basic and diluted weighted average shares outstanding, common stock attributable to Mana Capital Acquisition Corp.	1,625,000
Basic and diluted net loss per share, common stock attributable To Mana Capital Acquisition Corp.	$(0.14)

The accompanying notes are an integral part of these unaudited financial statements.

MANA CAPITAL ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

					Additional		Total
	Preferred stock		Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021 (Audited)	—	$—	1,625,000	$16	$827,553	$(144,837)	$682,732

Net loss	—	—	—	—	—	(222,663)	(222,663)
Balance as of March 31, 2022 (Unaudited)	—	$—	1,625,000	$16	$827,553	$(367,500)	$460,069

The accompanying notes are an integral part of these unaudited financial statements.

MANA CAPITAL ACQUISITION CORP.
STATEMENT OF CASH FLOWS

For the
Three Months Ended
31-Mar-22
(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(222,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(4,417)
Changes in operating assets and liabilities:
Prepaid expenses	24,962
Accrued expense	6,108
Franchise tax payable	50,000
Net cash used in operating activities	(146,010)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	—
Net cash used in investing activities	—

Cash Flows from Financing Activities:
Net cash provided in financing activities	—

Net Change in Cash	(146,010)

Cash at beginning of period	526,625
Cash at end of period	$380,615

Supplemental Disclosure of Non-cash Financing Activities
Reclassification of common stock subject to redemption	$—

The accompanying notes are an integral part of these unaudited financial statements.

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

As of March 31, 2022 and December 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2022 and for the period from May 19, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Trust account

Following the closing of the Initial Public Offering on November 26, 2021, an amount of $62,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement (as defined in Note 4) was placed in the Trust Account. Following the closing of underwriters’ exercise of over-allotment option on November 30, 2021, an additional $3,000,000 of net proceeds was place in the Trust Account, bringing the aggregate proceeds hold in the Trust Account to $65,000,000.

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

If the Company has not completed a Business Combination within nine months from the closing of the Initial Public Offering, or up to 21 months if extended in accordance with the terms of the Company’s Amended and Restated Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $380,615 and $526,625 and no cash equivalents as of March 31, 2022 and December 31, 2021 respectively.

Cash held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $65,004,901 and $65,000,484 in cash held in the Trust Account, respectively. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common stock subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of March 31, 2022, the Company determined that a valuation allowance should be established.

As of March 31, 2022 and December 31, 2021, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at March 31, 2021 and December 31, 2021.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. The franchise tax of $50,000 and $124,434 was expensed as of March 31, 2022 and December 31, 2021 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account. As of March 31, 2022, approximately $130,000 was over the Federal Deposit Insurance Corporation (FDIC) limit.

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

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

· Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

· Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

· Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the three months ended March 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

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

The remaining 630,000 Option Units expired on November 30, 2021. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $1,697,431 consisting of $1,300,000 of underwriting fees, and $397,431 of other offering costs.

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
13

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

As of March 31, 2022, there were 1,625,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,400,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there was no amount outstanding under the Working Capital Loans.

NOTE 6 — INVESTMENTS HELD IN TRUST ACCOUNT

As of March 31, 2022, assets held in the Trust Account were comprised of $65,004,901 in mutual funds which are invested in U.S. Treasury Securities with a maturity due as of June 28, 2022.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Trust Account – U.S. Treasury Securities Mutual funds	1	$65,004,901

NOTE 7— COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company will enter into a registration rights agreement with its founders, officers, directors or their affiliates prior to or on the effective date of the Initial Public Offering pursuant to which the Company will be required to register any shares of common stock, warrants (including working capital warrants), and shares underlying such warrants, that are not then covered by an effective registration statement. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As of March 31, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of Common stock with a par value of $0.00001 per share. Holders of Common stock are entitled to one vote for each share. As of March 31, 2022 there were 1,625,000 (excluding 6,500,000 shares subject to possible redemption) shares of common stock issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

NOTE 9 — NET INCOME (LOSS) PER SHARE

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended March 31, 2022
	Redeemable	Non-Redeemable
	Ordinary Shares	Ordinary Shares
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(178,130)	$(44,533)
Denominators:
Weighted-average shares outstanding	6,500,000	1,625,000
Basic and diluted net loss per share	$(0.03)	$(0.03)

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statement was available to be issued. Based upon this review, except as noted above, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Mana”, refer specifically to Mana Capital Acquisition Corp. and its consolidated subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), which can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (under the heading “Risk Factors” and in other parts of that report).

The following discussion is based upon our unaudited Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the fiscal year ended December 31 of the particular year.

All forward-looking statements speak only at the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law.

Overview

We were formed on May 19, 2021 for the purpose of engaging in a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, which we refer to throughout this report as our initial business combination or our “Business Combination”, with one or more businesses or entities with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering and contemporaneous private placement and our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of common stock or preferred stock:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and subsequently identifying a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) after the initial public offering.

We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2022, we had a net loss of $222,663 which consisted of formation costs and operating expenses of $177,094 and a provision for franchise tax of $50,000, which was partially offset by interest income on marketable securities held in the Trust Account of $4,419.

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

For the three months ended March 31, 2022, cash used in operating activities was $146,010. Net loss of $222,663 was affected by interest earned on marketable securities held in the Trust Account of $4,417 and changes in operating assets and liabilities, which provided $146,010 of cash used in operating activities.

As of March 31, 2022, we had cash and marketable securities of $65,004,901 held in the Trust Account. We may withdraw interest to pay taxes. During the period ended March 31, 2022 we did not withdraw any interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash held outside of the Trust Account of $380,615. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 2— Significant Accounting Policies”, to the Notes to Consolidated Financial Statements included herein under “Part I – Item 1. Financial Statements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, which are incorporated by reference herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On November 26, 2021, we consummated our initial public offering of 6,200,000 units. Each unit consists of one share of common stock, par value $0.00001 per share, one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of common stock for $11.50 per share, subject to adjustment, and one right to receive one-seventh (1/7th) of one share of common stock upon the consummation of our initial Business Combination. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $62,000,000. In connection with our initial public offering, the underwriters were granted a 45-day option to purchase up to 930,000 additional units to cover over-allotments, if any. On November 30, 2021, the underwriters purchased an additional 300,000 units pursuant to the partial exercise of the over-allotment option. The additional units were sold at an offering price of $10.00 per unit, generating additional gross proceeds of $3,000,000. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-260360). The SEC declared the registration statement effective on November 22, 2021.

Simultaneously with the consummation of the initial public offering, we completed the private sale of an aggregate of 2,500,000 private warrants to our Sponsor at a purchase price of $1.00 per private warrant, generating gross proceeds to the Company of $2,500,000. The issuance of the private warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $65,000,000 of the proceeds from the sale of the units and private placement warrants, including the sale of the units from the partial exercise of the over-allotment option, were placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

The Sponsor previously advanced expenses or loaned us the sum of $125,872, evidenced by a note dated as of June 11, 2021. In connection with the completion of our initial public offering, the Sponsor instructed us to offset repayment of the amount outstanding under the note with a corresponding portion of the purchase price for the private placement of warrants. Except with respect to the repayment of the foregoing loan, no payments for our expenses were made in the offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We incurred transaction costs for our initial public offering of $1,697,431, consisting of $1,300,000 of underwriting fees and $397,431 of other offering costs. The net proceeds from our IPO available to us out of trust for our working capital requirements in searching for a Business Combination and for working capital requirements was approximately $900,000. We have been using the proceeds for legal, accounting and other expenses of structuring and negotiating potential Business Combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference				Filed/Furnished
No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mana Capital Acquisition Corp.

Date: May 12, 2022	By:	/s/ Jonathan Intrater
Jonathan Intrater
Chief Executive Officer and Principal Financial Officer
(Principal Executive Officer and Principal Accounting Officer)