Form 10-Q
period 2022-06-30
Mana Capital Acquisition Corp.
filed 2022-08-10
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, there were 8,125,000 shares of the registrant’s common stock, $0.00001 par value, issued and outstanding.

Mana Capital Acquisition Corp.

FORM 10-Q

For the Quarter Ended June 30, 2022

TABLE OF CONTENTS

Page

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	2

Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	2
Statements of Operations for the Three and Six Months Ended June 30, 2022 (unaudited) and for the Period from May 19, 2021 (Inception) through June 30, 2021 (unaudited)	3
Statements of Changes in Stockholders’ Equity (deficit) for the Six Months Ended June 30, 2022 and for the Period from May 19, 2021 (Inception) through June 30, 2021	4
Statements of Cash Flows for the Six Months Ended June 30, 2022 (unaudited) and for the Period from May 19, 2021 (Inception) through June 30, 2021	5
Notes to Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 1A. RISK FACTORS	24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. MINE SAFETY DISCLOSURES	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	25

SIGNATURES	26

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MANA CAPITAL ACQUISITION CORP.

BALANCE SHEET

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$45,587	$526,625
Prepaid expenses	140,532	280,057
Total current assets	186,119	806,682

Investments held in Trust Account	65,010,733	65,000,484
Total Assets	$65,196,852	$65,807,166

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expense	$5,000	$—
Franchise tax payable	224,434	124,434
Total current liabilities	229,434	124,434

Total Liabilities	229,434	124,434

Commitments and Contingencies	—

Common stock subject to possible redemption, 6,500,000 shares at conversion value of $10.00 per share	65,000,000	65,000,000

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,625,000 issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 6,500,000 shares subject to possible redemption)	16	16
Additional paid-in capital	827,553	827,553
Accumulated deficit	(860,151)	(144,837)
Total Stockholders' Equity (Deficit)	(32,582)	682,732
Total Liabilities, Equity, and Stockholders' Equity (Deficit)	$65,196,852	$65,807,166

The accompanying notes are an integral part of these unaudited financial statements

MANA CAPITAL ACQUISITION CORP.

STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	From May 19, 2021
	Three Months Ended	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Operating costs	$448,577	$625,671	$397
Franchise tax expenses	50,000	100,000	—
Loss from Operations	(498,577)	(725,671)	(397)

Other income:
Interest income	95	107	—
Investment income on investment held in Trust Account	5,831	10,250	—
Loss before income taxes	(492,651)	(715,314)	(397)

Income taxes provision	—	—	—

Net loss	$(492,651)	$(715,314)	$(397)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,500,000	6,500,000	—
Basic and diluted net loss per share, common stock subject to possible redemption	$(0.06)	$(0.09)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to Mana Capital Acquisition Corp.	1,625,000	1,625,000	1,550,000
Basic and diluted net loss per share, common stock attributable To Mana Capital Acquisition Corp.	$(0.06)	$(0.09)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MANA CAPITAL ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2022

							Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021 (Audited)	—	$—	1,625,000	$16	$827,553	$(144,837)	$682,732

Net loss	—	—	—	—	—	(222,663)	(222,663)
Balance as of March 31, 2022 (Unaudited)	—	$—	1,625,000	$16	$827,553	$(367,500)	$460,069

Net loss	—	—	—	—	—	(492,651)	(492,651)
Balance as of June 30, 2022 (Unaudited)	—	$—	1,625,000	$16	$827,553	$(860,151)	$(32,582)

	For the Period from May 19, 2021 (inception) through June 30, 2021
							Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of May 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to Sponsor	—	—	1,550,000	16	24,984	—	25,000
Net loss	—	—	—	—	—	(397)	(397)
Balance as of June 30, 2021 (Unaudited)	—	$—	1,550,000	$16	$24,984	$(397)	$24,603

The accompanying notes are an integral part of these unaudited financial statements.

MANA CAPITAL ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

		For the Period
	For the	From May 19, 2021
	Six Months Ended	(inception) through
	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(715,314)	$(397)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(10,250)	—
Formation and organization costs paid by related party	—	397
Changes in operating assets and liabilities:
Prepaid expenses	139,526	—
Accrued expense	5,000	—
Franchise tax payable	100,000	—
Net cash used in operating activities	(481,038)	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(35,750)
Proceeds from issuance of common stock to sponsor	—	25,000
Proceeds from note payable	—	45,000
Net cash provided in financing activities	—	34,250

Net Change in Cash	(481,038)	34,250

Cash at beginning of period	526,625	—
Cash at end of period	$45,587	$34,250

Supplemental Disclosure of Non-cash Financing Activities
Deferred offering costs included in accrued offering costs	$—	$5,000
Deferred offering costs included in advances from related party	$—	$30,000

The accompanying notes are an integral part of these unaudited financial statements.

MANA CAPITAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2022 and December 31, 2021, the Company had not commenced any operations. All activity for the six months ended June 30, 2022 and for the period from May 19, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On May 27, 2022, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Mana Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Mana (“Merger Sub”), Cardio Diagnostics, Inc., a Delaware corporation (“Cardio”) and Meeshanthini (Meesha) Dogan, in her capacity as the representative of the Cardio shareholders. Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into Cardio (the “Merger”), with Cardio surviving the merger in accordance with the Delaware General Corporation Law as a wholly-owned subsidiary of Mana Capital; and (ii) Mana Capital will change its name to Cardio Diagnostics Holdings Inc. (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

The Company has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 including proxy materials in the form of a proxy statement (as amended or supplemented from time to time, the “Form S-4”) for the purpose of soliciting proxies from the stockholders of the Company to vote in favor of the Merger Agreement and the other proposals set forth below at a special meeting of the stockholders of the Company (the “Special Meeting”) and to register certain securities of the Company with the SEC.

The Closing will be on a date to be specified by the Company and Cardio, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. It is expected that the Closing will occur in the third quarter or fourth quarter of 2022. The Merger Agreement includes an outside Closing date of December 23, 2022.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial Business Combination within the prescribed period of time from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared inconformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or completing a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and include all normal and recurring adjustments that management of the Company considers necessary for a fair presentation of its financial position and operation results. Interim results are not necessarily indicative of results to be expected for any other interim period or for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $45,587 and $526,625 and no cash equivalents as of June 30, 2022 and December 31, 2021 respectively.

Cash held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $65,010,733 and $65,000,484 in cash held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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
10

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

Common stock subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of June 30, 2022, the Company determined that a valuation allowance should be established.

As of June 30, 2022 and December 31, 2021, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.
11

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at June 30, 2022 and December 31, 2021.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. The franchise tax of $100,000 and $124,434 was expensed for the six months ended June 30, 2022 and for the period from May 19, 2021 (inception) through December 31, 2021, respectively.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the six months ended June 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

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

As of June 30, 2022, there were 1,625,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,400,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, there was no amount outstanding under the Working Capital Loans.

NOTE 6 — INVESTMENTS HELD IN TRUST ACCOUNT

As of June 30, 2022, assets held in the Trust Account were comprised of $65,010,733 in money market funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022
Assets:
Trust Account – U.S. Treasury Securities Money Market funds	1	$65,010,735

NOTE 7— COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company will enter into a registration rights agreement with its founders, officers, directors or their affiliates prior to or on the effective date of the Initial Public Offering pursuant to which the Company will be required t o register any shares of common stock, warrants (including working capital warrants), and shares underlying such warrants, that are not then covered by an effective registration statement. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As of June 30, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of Common stock with a par value of $0.00001 per share. Holders of Common stock are entitled to one vote for each share. As of June 30, 2022 there were 1,625,000 (excluding 6,500,000 shares subject to possible redemption) shares of common stock issued and outstanding.

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

NOTE 9 — NET INCOME (LOSS) PER SHARE

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net loss per share:
Numerators:
Allocation of net loss	$(394,121)	$(98,530)	$(572,251)	$(143,063)
Denominators:
Weighted-average shares outstanding	6,500,000	1,625,000	6,500,000	1,625,000
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.09)	$(0.09)

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), which can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s website at www.sec.gov, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (under the heading “Risk Factors” and in other parts of that report) and in the Company’ Registration Statement on Form S-4, filed on May 31, 2022 and as amended on July 27, 2022.

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

Initial Business Combination

On May 27, 2022, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Mana Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Mana (“Merger Sub”), Cardio Diagnostics, Inc., a Delaware corporation (“Cardio”) and Meeshanthini (Meesha) Dogan, in her capacity as the representative of the Cardio shareholders. Pursuant to the terms of the Merger Agreement, and subject to the satisfaction or waiver of certain conditions set forth therein, (i) Merger Sub will merge with and into Cardio (the “Merger”), with Cardio surviving the merger in accordance with the Delaware General Corporation Law as a wholly-owned subsidiary of Mana Capital; and (ii) Mana Capital will change its name to Cardio Diagnostics Holdings Inc. (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Business Combination”).

The aggregate consideration payable at the closing of the Business Combination (the “Closing”) to the stockholders of Cardio will be the issuance of such number of shares of Mana Capital Common Stock, par value $0.00001 per share (the “Common Stock”) as shall be determined by dividing the “Aggregate Closing Merger Consideration Value” by $10.00, which represents the agreed valuation of one share of Mana Capital Common Stock. Of the shares of Mana Capital Common Stock to be delivered at Closing, the holders of Cardio common stock will receive, in exchange for the Cardio shares owned by such persons, such number of shares of Common Stock of Mana Capital equal to the product obtained by multiplying the number of shares of Cardio common stock of held by such stockholders by the exchange ratio (as determined in accordance with the Merger Agreement).

The Company has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-4 including proxy materials in the form of a proxy statement (as amended or supplemented from time to time, the “Form S-4”) for the purpose of soliciting proxies from the stockholders of the Company to vote in favor of the Merger Agreement and the other proposals set forth below at a special meeting of the stockholders of the Company (the “Special Meeting”) and to register certain securities of the Company with the SEC.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto. The Closing will be on a date to be specified by the Company and Cardio, but in no event later than three business days following the satisfaction or waiver of all of the closing conditions. Subject to the conditions as further described in the Merger Agreement, it is expected that the Closing will occur in the third quarter or fourth quarter of 2022. The Merger Agreement includes an outside Closing date of December 23, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and subsequently identifying a target business for a business combination, conducting due diligence on Cardio, negotiating the terms of the Merger Agreement and undertaking other activities in connection with the proposed Business Combination . We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) after the initial public offering.

For the three months ended June 30, 2022, we had a net loss of $492,651 which consisted of operating expenses of $448,577 and a provision for franchise tax of $50,000, which was offset by interest income from our operating bank account of $95 and interest income on marketable securities held in the Trust Account of $5,831.

For the six months ended June 30, 2022, we had a net loss of $715,314 which consisted of operating expenses of $625,671 and a provision for franchise tax of $100,000, which was offset by interest income in our operating bank account of $107 and interest income on marketable securities held in the Trust Account of $10,250.

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

For the six months ended June 30, 2022, cash used in operating activities was $481,038. Net loss of $715,314 was affected by interest earned on marketable securities held in the trust account of $10,250 and changes in operating assets and liabilities, which provided $481,038 of cash used in operating activities.

For the period from May 19, 2021(inception) through June 30, 2021, we incurred a net loss of $397 from formation and organization cost. Cash provided from financing activities was $34,250, which consisted of proceeds from the issuance of common stock to our sponsor of $25,000 and proceeds from a note payable of $45,000, which was offset by the payment of offering costs of $35,750.

As of June 30, 2022, we had cash and marketable securities of $65,010,733 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2022 we did not withdraw any interest earned on the trust account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash held outside of the Trust Account of $45,587. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and in the Registration Statement on Form S-4 filed on May 31, 2022, as amended on July 27, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K or in our Registration Statement on Form S-4, as amended, which are incorporated by reference herein.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference				Filed/Furnished
No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Merger Agreement and Plan of Reorganization by and among Cardio Diagnostics, Inc., Meeshanthini (Meesha) Dogan, as representative of the shareholders of the Company, Mana Capital Acquisition Corp., and Mana Merger Sub, Inc., dated May 27, 2022	8-K	001-41097	2.1	May 31, 2022
10.1	Form of Lock-up Agreement	8-K	001-41097	10.1	May 31, 2022
10.2	Form of Non-Compete Agreement	8-K	001-41097	10.2	May 31, 2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mana Capital Acquisition Corp.

Date: August 10, 2022	By :	/s/ Jonathan Intrater
Jonathan Intrater
Chief Executive Officer and Principal Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

