Form 10-Q
period 2022-09-30
Cardio Diagnostics Holdings, Inc.
filed 2022-11-07
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-41097

Cardio Diagnostics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0925574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 N Aberdeen St, Suite 900, Chicago, Illinois	60642
(Address of principal executive offices)	(Zip Code)

(855) 226-9991

(Registrant’s telephone number, including area code)

Mana Capital Acquisition Corp.
8 The Green, Suite #4966
Dover, Delaware 19901

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	CDIO	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock	CDIOW	The NASDAQ Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2022, there were 9,514,743 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

(F/K/A Mana Capital Acquisition Corp.)

FORM 10-Q

For the Quarter Ended September 30, 2022

TABLE OF CONTENTS

Page

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)	3

Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021 (audited)	3
Statements of Operations for the Three and Nine Months Ended September 30, 2022 (unaudited) and for the Period from May 19, 2021 (Inception) through September 30, 2021 (unaudited)	4
Statements of Changes in Stockholders’ Equity (deficit) for the Nine Months Ended September 30, 2022 and for the Period from May 19, 2021 (Inception) through September 30, 2021	5
Statements of Cash Flows for the Nine Months Ended September 30, 2022 (unaudited) and for the Period from May 19, 2021 (Inception) through September 30, 2021	6
Notes to Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	22

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	23

ITEM 1A. RISK FACTORS	23

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4. MINE SAFETY DISCLOSURES	24

ITEM 5. OTHER INFORMATION	24

ITEM 6. EXHIBITS	25

SIGNATURES	26

INTRODUCTORY NOTE

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “Cardio,” “we,” “us,” “our,” and similar terms refer to Cardio Diagnostics Holdings, Inc., a Delaware corporation formerly known as Mana Capital Acquisition Corp. (“Mana”), and its consolidated subsidiary. References to “Legacy Cardio” refer to the private Delaware corporation that is now our wholly-owned subsidiary and named Cardio Diagnostics, Inc.

On October 25, 2022, we consummated the previously announced Business Combination (pursuant to the Agreement and Plan of Merger, dated as of May 27, 2022, as amended on September 15, 2022, by and among Mana, Mana Merger Sub, Inc. (“Merger Sub”), Legacy Cardio and Meeshanthini Dogan, Ph.D., as representative of the shareholders of Legacy Cardio, the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement, a business combination (herein referred to as the “Business Combination” or “Reverse Recapitalization” for accounting purposes) between Mana and Legacy Cardio was effected through the merger of Merger Sub with and into Legacy Cardio with Legacy Cardio surviving as Mana’s wholly-owned subsidiary. In connection with the Business Combination, Mana changed its name from Mana Capital Acquisition Corp. to Cardio Diagnostics Holdings, Inc.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination which, as discussed above, occurred subsequent to the period covered hereunder.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDO DIAGNOSTICS HOLDINGS, INC.

(F/K/A MANA CAPITAL ACQUISITION CORP.)

BALANCE SHEET

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$177,681	$526,625
Prepaid expenses	50,371	280,057
Total current assets	228,052	806,682

Investments held in Trust Account	65,573,383	65,000,484
Total Assets	$65,801,435	$65,807,166

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued expense	$1,980	$—
Promissory Note	433,334	—
Franchise tax payable	196,434	124,434
Total current liabilities	631,748	124,434

Total Liabilities	631,748	124,434

Commitments and Contingencies

Common stock subject to possible redemption, 6,500,000 shares (at redemption value of approximately $10.08 and $10.00 per share) at September 30, 2022 and December 31,2021, respectively	65,523,383	65,000,000

Stockholders’ Equity (Deficit):
Preferred stock, $0.00001 par value; 100,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 300,000,000 shares authorized; 1,625,000 issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 6,500,000 shares subject to possible redemption)	16	16
Additional paid-in capital	394,219	827,553
Accumulated deficit	(747,931)	(144,837)
Total Stockholders' Equity (Deficit)	(353,696)	682,732
Total Liabilities, Equity, and Stockholders' Equity (Deficit)	$65,801,435	$65,807,166

The accompanying notes are an integral part of these unaudited financial statements

CARDIO DIAGNOSTICS HOLDINGS, INC.

(F/K/A MANA CAPITAL ACQUISITION CORP.)

STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended	For the Period From May 19, 2021 (inception) through
	September 30, 2022	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Operating costs	$115,291	$740,962	$721
Franchise tax expenses	50,000	150,000	—
Loss from Operations	(165,291)	(890,962)	(721)

Other income:
Interest income	173	280	—
Investment income on investment held in Trust Account	367,387	377,637	—
Income (Loss) before income taxes	202,269	(513,045)	(721)

Income taxes provision	—	—	—

Net Income (loss)	$202,269	$(513,045)	$(721)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	6,500,000	6,500,000	—
Basic and diluted net income (loss) per share, common stock subject to possible redemption	$0.02	$(0.06)	$—
Basic and diluted weighted average shares outstanding, common stock attributable to Mana Capital Acquisition Corp.	1,625,000	1,625,000	1,550,000
Basic and diluted net income (loss) per share, common stock attributable To Mana Capital Acquisition Corp.	$0.02	$(0.06)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

(F/K/A MANA CAPITAL ACQUISITION CORP.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2022

							Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2021 (Audited)	—	$—	1,625,000	$16	$827,553	$(144,837)	$682,732

Net loss	—	—	—	—	—	(222,663)	(222,663)
Balance as of March 31, 2022 (Unaudited)	—	$—	1,625,000	$16	$827,553	$(367,500)	$460,069

Net loss	—	—	—	—	—	(492,651)	(492,651)
Balance as of June 30, 2022 (Unaudited)	—	$—	1,625,000	$16	$827,553	$(860,151)	$(32,582)
Extension Funds attributable to common stock subject to redemption	—	—	—	—	(433,334)	—	(433,334)
Subsequent measurement of common stock subject to redemption	—	—	—	—	—	(90,049)	(90,049)
Net Income	—	—	—	—	—	202,269	202,269
Balance as of September 30, 2022 (Unaudited)	—	$—	1,625,000	$16	$394,219	$(747,931)	$(353,696)

	For the Period from May 19, 2021 (inception) through September 30, 2021
							Total
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of May 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock to Sponsor	—	—	1,550,000	16	24,984	—	25,000
Net loss	—	—	—	—	—	(397)	(397)
Balance as of June 30, 2021 (Unaudited)	—	$—	1,550,000	$16	$24,984	$(397)	$24,603
Net loss	—	—	—	—	—	(324)	(324)
Balance as of September 30, 2021 (Unaudited)	—	$—	1,550,000	$16	$24,984	$(721)	$24,279

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNNOSTICS HOLDINGS, INC.

(F/K/A MANA CAPITAL ACQUISITION CORP.)
STATEMENTS OF CASH FLOWS

		For the Period
	For the	From May 19, 2021
	Nine Months Ended	(inception) through
	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(513,045)	$(721)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investment held in Trust Account	(377,637)	—
Formation and organization costs paid by related party	—	547
Changes in operating assets and liabilities:
Prepaid expenses	229,686	—
Accrued expense	1,980	—
Franchise tax payable	72,000	—
Net cash used in operating activities	(587,016)	(174)

Cash Flows from Investing Activities:
Proceeds from investment held in trust	238,072	—
Investment of cash in Trust Account	(433,334)	—
Net cash used in Investing Activities	(195,262)	—

Cash Flows from Financing Activities:
Payment of offering costs	—	(60,145)
Proceeds from issuance of common stock to sponsor	—	25,000
Proceeds from issuance of promissory note	433,334	—
Proceeds from note payable-related party	—	45,000
Net cash provided in financing activities	433,334	9,855

Net Change in Cash	(348,944)	9,681

Cash at beginning of period	526,625	—
Cash at end of period	$177,681	$9,681

Supplemental Disclosure of Non-cash Financing Activities
Deferred offering costs included in accrued offering costs	$—	$5,000
Deferred offering costs included in advances from related party	$—	$30,000

Extension Funds attributable to common stock subject to redemption under ASC 480-10-S99 against APIC	$433,334	$—
Subsequent measurement of common stock subject to redemption	$90,049	$—

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

(F/K/A MANA CAPITAL ACQUISITION CORP.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Cardio Diagnostics Holdings, Inc., formerly known as Mana Capital Acquisition Corp. (the “Company”), was incorporated in Delaware on May 19, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

Business Combination

On May 27, 2022, Mana Capital Acquisition Corp., a Delaware corporation (“Mana”), and Mana Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Mana (“Merger Sub”), entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement, dated September 15, 2022 (the “Business Combination Agreement”), with Cardio Diagnostics, Inc., a Delaware corporation (“Legacy Cardio”), and Meeshanthini Dogan, PhD, as the “Shareholders’ Representative.”

On October 25, 2022, Mana held a special meeting of its stockholders at which Mana’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement, filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2022 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Business Combination Agreement. On October 25, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement and described in the section of the Proxy Statement/Prospectus entitled “Proposal No. 1 – The Business Combination Proposal” beginning on the page 70 of the Proxy Statement/Prospectus, Mana consummated the transactions contemplated by the Business Combination Agreement, whereby Merger Sub merged with and into Legacy Cardio, with Legacy Cardio continuing as the surviving corporation, resulting in Legacy Cardio becoming a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

Pursuant to the Business Combination Agreement the Company issued the following securities, all of which were registered on the Form S-4 registration statement that was declared effective by the SEC on October 6, 2022:

•	holders of conversion rights issued as a component of units in Mana’s initial public offering (the “Public Rights”) were issued an aggregate of 928,571 shares of the Company’s common stock, $0.00001 par value (“Common Stock”);
•	holders of existing shares of common stock of Legacy Cardio and the holder of equity rights of Legacy Cardio (together, the “Legacy Cardio Stockholders”) received an aggregate of 6,883,306 shares of the Company’s Common Stock, calculated based on the exchange ratio of 3.427259 pursuant to the Merger Agreement (the “Exchange Ratio”) for each share of Legacy Cardio Common Stock held or, in the case of the equity rights holder, that number of shares of the Company’s Common Stock equal to 1% of the Aggregate Closing Merger Consideration, as defined in the Merger Agreement;
•	the Legacy Cardio Stockholders received, in addition, an aggregate of 43,334 shares of the Company’s Common Stock (“Conversion Shares”) upon conversion of an aggregate of $433,334 in principal amount of promissory notes issued by Mana to Legacy Cardio in connection with its loan of such amount in order to extend Mana’s duration through October 26, 2022 (the “Extension Notes”), which Conversion Shares were distributed to the Legacy Cardio Stockholders in proportion to their respective interest in Legacy Cardio;

•	each Legacy Cardio option that was outstanding immediately prior to the effective time of the Merger (the “Effective Time”), each of which was unvested prior to the Closing (the “Legacy Cardio Stock Options”), was assumed by the Company and converted into an option to purchase that number of shares of the Company’s Common Stock calculated based on the Exchange Ratio; accordingly, holders of Legacy Cardio Options received options to acquire 1,759,600 shares of the Company’s Common Stock, all of which vested and became immediately exercisable upon Closing; and
•	each Legacy Cardio warrant that was outstanding immediately prior to the Effective Time (the “Legacy Cardio Warrants”) was assumed by the Company and converted into a warrant to purchase that number of shares of the Company’s Common Stock calculated based on the Exchange Ratio; accordingly, holders of Legacy Cardio Warrants received warrants to acquire 2,204,627 shares of the Company’s Common Stock pursuant to the Exchange Ratio.

In connection with the Special Meeting and the Business Combination, the holders of 6,465,452 shares of Mana Common Stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892.

Immediately after giving effect to the Business Combination, there were 9,514,743 issued and outstanding shares of the Company’s Common Stock. Following the Closing, the Legacy Cardio Stockholders hold approximately 72.80% of the outstanding shares of the Company (excluding the contingent right to acquire “Earnout Shares,” as described below), and Legacy Cardio became a wholly-owned subsidiary of the Company. Ownership of the Company’s Common Stock by various constituents immediately after giving effect to the Business Combination is as follows:

•	Mana public stockholders (excluding Mana Capital, LLC, the SPAC sponsor (the “Sponsor”), and Mana’s former officers and directors) own 34,548 shares of the Company’s Common Stock, which represents approximately 0.36% of the outstanding shares;
•	the Sponsor, Mana’s former officers and directors and certain permitted transferees own 1,625,000 shares of the Company’s Common Stock, which represents approximately 17.08% of the outstanding shares;
•	holders of Mana public rights own 928,571 shares of the Company’s Common Stock, which represents approximately 9.76% of the outstanding shares; and
•	Legacy Cardio Stockholders own 6,926,624 shares of the Company’s Common Stock (excluding the contingent right to acquire Earnout Shares), which represents approximately 72.80% of the outstanding shares.

The units Mana sold in its initial public offering (the “IPO”) in November 2021 (the “Units”) (MAAQU) separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from the Nasdaq Stock Market LLC (“Nasdaq”). In addition, in connection with the Business Combination, Mana’s Public Rights to receive 1/7th of one share of the Company’s Common Stock (MAAQR), issued as a component of its Units, were converted into 928,571 shares of the Company’s Common Stock, and the Public Rights were delisted from Nasdaq on October 26, 2022. On October 26, 2022, the Company’s Common Stock and the Company’s public warrants that were a component of the Units sold in the IPO (the “Public Warrants”) began trading on the Nasdaq Capital Market under the symbols “CDIO” and “CDIOW,” respectively.

Earnout Shares

A portion of the total merger consideration is subject to an earnout over a four-year period following the Closing (the “Earnout Period”). Upon certain triggering events that occur during the Earnout Period, Legacy Cardio Stockholders (referred to below as the “Stockholder Earnout Group”) are entitled to receive up to an additional 1,000,000 shares of the Company’s Common Stock (the “Earnout Shares”). The Earnout Shares were reserved at the Closing and will be issued upon the following triggering events after the Closing of the Business Combination. The triggering events that will result in the issuance of the Earnout Shares during the Earnout Period are the following:

•	one-quarter of the Earnout Shares will be issued to each member of the Stockholder Earnout Group, as defined in the Merger Agreement (“Stockholder Earnout Group”) on a pro rata basis if, on or prior to the fourth anniversary of the Closing, the VWAP (as defined in the Merger Agreement) of the Company’s Common Stock equals or exceeds $12.50 per share (subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization) for 30 of any 40 consecutive trading days commencing after the Closing on the Nasdaq;

•	in addition to the issuance of Earnout Shares contemplated by the immediately preceding clause bullet, an additional one-quarter of the Earnout Shares will be issued to each member of the Stockholder Earnout Group on a pro rata basis if, on or prior to the fourth anniversary of the Closing the VWAP of the Company’s Common Stock equals or $15.00 per share (subject to adjustment) for 30 of any 40 consecutive trading days commencing after the Closing on the Nasdaq;
•	in addition to the issuance of Earnout Shares contemplated by the immediately preceding bullets, an additional one-quarter of the Earnout Shares will be issued to each member of the Stockholder Earnout Group on a pro rata basis if, on or prior to the fourth anniversary of the Closing the VWAP of the Company’s Common Stock equals or $17.50 per share (subject to adjustment) for 30 of any 40 consecutive trading days commencing after the Closing on the Nasdaq; and
•	in addition to the issuance of Earnout Shares contemplated by the immediately preceding bullets, an additional one-quarter of the Earnout Shares will be issued to each member of the Stockholder Earnout Group on a pro rata basis if, on or prior to the fourth anniversary of the Closing the VWAP of the Company’s Common Stock equals or $20.00 per share (subject to adjustment) for 30 of any 40 consecutive trading days commencing after the Closing on the Nasdaq.

Each Triggering Event described above will only occur once, if at all, and in no event will the Stockholder Earnout Group be entitled to receive more than an aggregate of 1,000,000 Earnout Shares.

Mana Redemptions and Conversion of Rights

In connection with the Mana stockholder vote on the Business Combination, Mana stockholders redeemed an aggregate of 6,465,452 shares of Common Stock for total redemption consideration of $65,310,892 which amount was paid out of the Investment Management Trust established in connection with Mana’s initial public offering in November 2021 (the “Trust Account”). At the Closing of the Business Combination, all outstanding Public Rights automatically converted into one-seventh of a share of Common Stock, or 928,571 shares of Common Stock. The separate trading of Units and Public Rights of Mana was terminated upon the closing of the Business Combination.

The foregoing description of the Business Combination does not purport to be complete and is qualified in its entirety by the full text of the Business Combination Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on October 31, 2022 and is incorporated herein by reference.

Business Prior to the Business Combination

As of September 30, 2022 and December 31, 2021, the Company had not commenced any operations. All activity for the nine months ended September 30, 2022 and for the period from May 19, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $177,681 and $526,625 and no cash equivalents as of September 30, 2022 and December 31, 2021 respectively.

Cash Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $65,573,383 and $65,000,484 in cash held in the Trust Account. The assets held in the Trust Account were held in money market funds, which are invested in U.S. Treasury securities.

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

Common Stock Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, common stock subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

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

In assessing realizable deferred tax assets, management assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of September 30, 2022, the Company determined that a valuation allowance should be established.

As of September 30, 2022 and December 31, 2021, the Company did not recognize any assets or liabilities relative to uncertain tax positions. Interest or penalties, if any, will be recognized in income tax expense. Since there are no significant unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the financial statements.

The Company reflects tax benefits, only if it is more likely than not that the Company will be able to sustain the tax return position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. Management does not believe that there are any uncertain tax positions at September 30, 2022 and December 31, 2021.

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

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis. The franchise tax of $150,000 and $124,434 were expensed for the nine months ended September 30, 2022 and for the period from May 19, 2021 (inception) through December 31, 2021, respectively.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. For the nine months ended September 30, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 26, 2021, the Company sold 6,200,000 Units at a price of $10.00 per Unit, which does not include the 45-day option of the exercise of the underwriters’ over-allotment option for the purchase of up to 930,000 additional Units (the “Option Units”). On November 30, 2021, the underwriters purchased 300,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The Option Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000. Each Unit consists of one share of common stock, one-half of one redeemable warrant (“Public Warrant”), and one right entitling the holder thereof to receive one-seventh (1/7) of a share of common stock upon consummation of our initial business combination (“Public Right”). Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

The remaining 630,000 Option Units were expired on November 30, 2021. Transaction costs in connection with the Initial Public Offering and the issuance and sale of Option Units amounted to $1,697,431, consisting of $1,300,000 of underwriting fees, and $397,431 of other offering costs.

Each Unit had an offering price of $10.00 and consisted of one share of the Company’s common stock and one-half of one redeemable warrant and one right entitling the holder thereof to receive one-seventh (1/7) of a share of common stock upon consummation of the initial business combination. The Company will not issue fractional shares. As a result, the warrants must be exercised in multiples of one whole warrant. Each whole warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, and only whole warrants are exercisable. The warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 6,500,000 public shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

NOTE 4 — PRIVATE PLACEMENT

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

As of September 30, 2022, there were 1,625,000 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,400,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, there was no amount outstanding under the Working Capital Loans.

NOTE 6 — INVESTMENTS HELD IN TRUST ACCOUNT

As of September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $65,573,383 and $65,000,484, respectively, in mutual funds which are invested in U.S. Treasury Securities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Trust Account - U.S. Treasury Securities Mutual Funds	1	$65,573,383	$65,000,484

NOTE 7 — PROMISSORY NOTES

On August 23, 2022, an aggregate of $216,667 (the “First Extension Payment”) was deposited into the Trust Account in order to extend the time available to it to consummate the initial business combination for a period of one month from August 26, 2022 to September 26, 2022. On September 23, 2022, an aggregate of $216,667 (the “Second Extension Payment” and together with the First Extension Payment, collectively, the “Extension Payments”) was deposited into the Trust Account in order to extend the time available to it to consummate the initial business combination for an additional one month period, from September 26, 2022 to October 26, 2022. As of September 30, 2022, the Company had an outstanding loan balance of $433,334.

Legacy Cardio loaned the Extension Payments to the Company in order to support the Extension and caused the Extension Payments to be deposited in the Company’s Trust Account for the benefit of its public stockholders. On August 23, 2022 and September 23, 2022, the Company issued to Legacy Cardio promissory notes in the aggregate principal amount equal to the Extension Payments. The promissory notes were non-interest bearing and payable on the earlier of (a) the date that the Company consummates the Business Combination or (b) the termination of the Merger Agreement. Upon consummation of the Business Combination, the principal amount of the notes shall be converted into common stock of the Company at a conversion price of $10.00 per share and will be issuable upon conversion of such notes proportionately to Legacy Cardio stockholders at Closing.

NOTE 8— COMMITMENTS AND CONTINGENCIES

Registration Rights

The Company entered into a registration rights agreement with its founders, officers, directors or their affiliates prior to or on the effective date of the Initial Public Offering pursuant to which the Company is required to register any shares of common stock, warrants (including working capital warrants), and shares underlying such warrants, that are not then covered by an effective registration statement. The holders of these securities are entitled to make up to two demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As of September 30, 2022, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 300,000,000 shares of common stock with a par value of $0.00001 per share. Holders of common stock are entitled to one vote for each share. As of September 30, 2022, there were 1,625,000 (excluding 6,500,000 shares subject to possible redemption) shares of common stock issued and outstanding.

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 30 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 90 days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of common stock issuable upon exercise of the Public Warrants and to maintain a current prospectus relating to those shares of common stock until the Public Warrants expire or are redeemed. In the event the registration statement has not been declared effective by the 90th day following the closing of the Merger, warrant holders will have the right, during the period beginning on the 91st day after the closing of the Merger and ending on the date the SEC declares the registration statement effective, and during any other period when the Company fails to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, to exercise such warrants on a “cashless basis” as determined in accordance with Section 3.3.2 of the Warrant Agreement.

Redemption of Warrants When the Price per Share of common stock Equals or Exceeds $18.00 — Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

The redemption price for the Public Warrants shall be either (i) if the holder of a Public Warrant has followed the procedures specified in our notice of redemption and surrendered the Public Warrant, the number of shares of common stock as determined in accordance with the “cashless exercise” provisions of the warrant agreement or (ii) if the holder of a warrant has not followed such procedures specified in our notice of redemption, the price of $0.01 per Public Warrant.

If the Company calls the Public Warrants for redemption, all holders that wish to exercise such warrants can do so by paying the cash exercise price or on a “cashless” basis. If a holder elects to exercise the Public Warrant on a “cashless” basis, such a holder would pay the exercise price by surrendering the Public Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of our common stock for the five trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. Alternatively, a warrant holder may request that we redeem his, her or its Public Warrants by surrendering such warrants and receiving the redemption price of such number of shares of common stock determined as if the Public Warrants were exercised on a “cashless” basis. If the holder neither exercises his, her or its Public Warrants nor requests redemption on a “cashless” basis, then on or after the redemption date, a record holder of a Public Warrant will have no further rights except to receive the cash redemption price of $0.01 for such holder’s Public Warrant upon surrender of such warrant. The right to exercise Public Warrants will be forfeited unless such warrants are exercised prior to the date specified in the notice of redemption.

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

The Private Placement Warrants purchased by the Sponsor at the time of the Initial Public Offering (See Note 4) are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

The Company accounts for the 5,750,000 warrants issued in connection with the Initial Public Offering (comprised of 3,250,000 Public Warrants and 2,500,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. The Company’s management has examined the Public Warrants and the Private Placement Warrants and determined that these warrants qualify for equity treatment in the Company’s financial statements. The Company accounted for the Public Warrants and the Private Placement Warrants as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity.

NOTE 10 — NET INCOME (LOSS) PER SHARE

The net income (loss) per share presented in the unaudited statements of operations is based on the following:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Common Stock	Common Stock	Common Stock	Common Stock
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss)	$161,815	$40,454	$(410,436)	$(102,609)
Denominators:
Weighted-average shares outstanding	6,500,000	1,625,000	6,500,000	1,625,000
Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.06)	$(0.06)

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 25, 2022, the Company completed its Business Combination with Cardio Diagnostics, Inc.

In connection with the Business Combination, holders of 6,465,452 shares of common stock exercised their rights to redeem those shares for cash at an approximate price of $10.10 per share, for an aggregate redemption value of approximately $65.3 million, which was paid to such holders on the Closing Date.

As of the open of trading on October 26, 2022, the Company’s common stock and Public Warrants, formerly those of Mana, began trading on The Nasdaq Capital Market under the trading symbols “CDIO” and “CDIOW,” respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Mana”, refer specifically to Cardio Diagnostics Holdings, Inc. (formerly known as Mana Capital Acquisition Corp.) and its consolidated subsidiaries.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors,” and in other reports the Company files with the Securities and Exchange Commission (“SEC”), which can be accessed on the EDGAR section of the SEC’s website at www.sec.gov, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (under the heading “Risk Factors” and in other parts of that report) and in the Company’s Registration Statement on Form S-4, filed on May 31, 2022 and as amended on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022, and that was declared effective by the SEC on October 6, 2022 (the “S-4 Registration Statement”).

The following discussion is based upon our unaudited Financial Statements included elsewhere in this Report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K and the S-4 Registration Statement. All references to years relate to the fiscal year ended December 31 of the particular year.

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

Overview

We were a blank check company incorporated on May 19, 2021 as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We have neither engaged in any operations nor generated any revenues to date. We expect to continue to incur significant costs in the pursuit of our acquisition plans.

The registration statement for the Initial Public Offering of units (the “Units”) was declared effective on November 22, 2021. Each Unit consisted of one share of the Company’s common stock, one-half of one redeemable warrant and one right entitling the holder thereof to receive one-seventh of a share of common stock upon consummation of the initial business combination. Each whole Public Warrant entitles the holder to purchase one share of Common stock at a price of $11.50 per share, subject to adjustment (see Note 8 in the accompanying condensed consolidated financial statements). The Public Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Initial Public Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

On November 26, 2021, we consummated our Initial Public Offering of 6,200,000 Units at $10.00 per Unit, generating gross proceeds of $62,000,000. The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 930,000 additional Units to cover over-allotments, if any, at $10.00 per Unit (the “Option Units”). On November 30, 2021, the underwriters purchased 300,000 Option Units pursuant to the partial exercise of the Over-Allotment Option. The sale of the Option Units generated additional gross proceeds to the Company of $3,000,000. The common stock sold in our Initial Public Offering is subject to redemption

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 2,500,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with our Sponsor, Mana Capital, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,000,000. (See Note 4 in the accompanying condensed consolidated financial statements).

Upon the closing of the Initial Public Offering and the Private Placement, the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

If we are unable to consummate our initial business combination within nine months from the closing of the Initial Public Offering, or August 26, 2022 (unless extended up to as additional 12 months as provided in our Amended and Restated Certificate of Incorporation), we will distribute the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable), pro rata to our public stockholders, by way of redemption of their shares, and thereafter cease operations except for the purpose of winding up our affairs, as further described herein.

Our management has had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination. Our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act.

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

Business Combination

On May 27, 2022, Mana Capital Acquisition Corp., a Delaware corporation (“Mana”), and Mana Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Mana (“Merger Sub”), entered into an Agreement and Plan of Merger, as amended by Amendment No. 1 to the Agreement, dated September 15, 2022 (the “Business Combination Agreement”), with Cardio Diagnostics, Inc., a Delaware corporation (“Legacy Cardio”), and Meeshanthini Dogan, PhD, as the “Shareholders’ Representative.”

On October 25, 2022, Mana held a special meeting of its stockholders at which Mana’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement, filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2022 (the “Proxy Statement/Prospectus”), including, among other things, the adoption of the Business Combination Agreement. On October 25, 2022 (the “Closing Date”), as contemplated by the Business Combination Agreement and described in the section of the Proxy Statement/Prospectus entitled “Proposal No. 1 – The Business Combination Proposal” beginning on the page 70 of the Proxy Statement/Prospectus, Mana consummated the transactions contemplated by the Business Combination Agreement, whereby Merger Sub merged with and into Legacy Cardio, with Legacy Cardio continuing as the surviving corporation, resulting in Legacy Cardio becoming a wholly-owned subsidiary of the Company (the “Merger” and, together with the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).

In connection with the Special Meeting and the Business Combination, the holders of 6,465,452 shares of Mana Common Stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892.

Immediately after giving effect to the Business Combination, there were 9,514,743 issued and outstanding shares of the Company’s Common Stock. Following the Closing, the Legacy Cardio Stockholders hold approximately 72.80% of the outstanding shares of the Company (excluding the contingent right to acquire “Earnout Shares,”), and Legacy Cardio became a wholly-owned subsidiary of the Company. The Company changed its name to Cardio Diagnostics Holdings, Inc.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and subsequently identifying a target business for a business combination, conducting due diligence on Legacy Cardio, negotiating the terms of the Merger Agreement and undertaking other activities in connection with the proposed Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the Initial Public Offering.

For the three months ended September 30, 2022, we had a net income of $202,269, which consisted of operating expenses of $165,291 and a provision for franchise tax of $50,000, which was offset by interest income from our operating bank account of $173 and interest income on marketable securities held in the Trust Account of $367,387.

For the nine months ended September 30, 2022, we had a net loss of $513,045, which consisted of operating expenses of $890,962 and a provision for franchise tax of $150,000, which was offset by interest income in our operating bank account of $280 and interest income on marketable securities held in the Trust Account of $377,637.

Liquidity and Capital Resources

On November 26, 2021, we consummated the Initial Public Offering of 6,200,000 Units at a price of $10.00 per Unit, generating gross proceeds of $62,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 2,500,000 Private Placement Warrants for a total purchase price of $2,500,000 in a private placement to our Sponsor. On November 30, 2021, we sold an additional 300,000 Units to the underwriter pursuant to the partial exercise of the over-allotment option at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $3,000,000, or $65,000,000 in total.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $65,000,000 was placed in the Trust Account located in the United States, and we had $900,000 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $1,697,431 in transaction costs, including $1,300,000 of underwriting fees and $397,431 of other costs.

For the nine months ended September 30, 2022, cash used in operating activities was $587,016. Net loss of $513,045 was affected by interest earned on marketable securities held in the Trust Account of $377,637 and changes in operating assets and liabilities of $303,666, which provided $587,016 of cash used in operating activities.

For the period from May 19, 2021(inception) through September 30, 2021, we incurred a net loss of $721 from formation and organization costs. Cash provided from financing activities was $9,855, which consisted of proceeds from the issuance of common stock to our sponsor of $25,000 and proceeds from a note payable of $45,000, which was offset by the payment of offering costs of $60,145.

As of September 30, 2022, we had cash and marketable securities of $65,573,383 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate a Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we did withdraw $238,072 from the interest earned on the Trust Account to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash held outside of the Trust Account of $177,681. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our founders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,400,000 of such loans may be convertible into working capital warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans by our founders, officers and directors and their affiliates if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our founders, officers and directors and their affiliates if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

In addition, on August 23, 2022, an aggregate of $216,667 (the “First Extension Payment”) was deposited by into the Trust Account of the Company in order to extend the time available to it to consummate the initial business combination for a period of one (1) month from August 26, 2022 to September 26, 2022. On September 23, 2022, an aggregate of $216,667 (the “Second Extension Payment”) was deposited by into the Trust Account of the Company in order to extend the time available to it to consummate the initial Business Combination for a period of one (1) month from September 26, 2022 to October 26, 2022. As of September 30, 2022, the Company had an outstanding loan balance of $433,334.

Legacy Cardio loaned the Extension Payments to the Company in order to support the Extension and caused the Extension Payments to be deposited in the Company’s Trust Account for the benefit of its public stockholders. On August 23, 2022 and September 23, 2022, the Company issued to Legacy Cardio promissory notes in the aggregate principal amount equal to the Extension Payments. The promissory notes were non-interest bearing and payable on the earlier of (a) the date that the Company consummates the Business Combination or (b) the termination of the Merger Agreement. Upon consummation of the Business Combination, the principal amount of the notes shall be converted into common stock of the Company at a conversion price of $10.00 per share and will be issuable upon conversion of such notes proportionately to Legacy Cardio stockholders at Closing.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Pursuant to a Business Combination Marketing Agreement, we have engaged Ladenburg Thalmann & Co. and I-Bankers Securities, Inc. as advisors in connection with our Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential Business Combination, provide financial advisory services to assist us in our efforts to obtain any stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. This agreement provides that we will pay Ladenburg Thalmann and I-Bankers Securities, Inc. the marketing fee for such services upon the consummation of our initial Business Combination in an amount equal to, in the aggregate, 2.5% of the gross proceeds of our initial public offering. As a result, Ladenburg Thalmann and I-Bankers Securities, Inc. will not be entitled to such fee unless we consummate our initial Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company did not identify any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 2 — Significant Accounting Policies,” to the Notes to Financial Statements included herein under “Part I – Item 1. Financial Statements.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 and in the Registration Statement on Form S-4 filed on May 31, 2022, as amended on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022, and that was declared effective by the SEC on October 6, 2022. See the section entitled “Risk Factors” beginning on page 21 of the proxy statement/final prospectus filed with the SEC pursuant to Rule 424(b) on October 7, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Moreover, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K or in our Registration Statement on Form S-4, as amended, which are incorporated by reference herein.

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

Simultaneously with the consummation of the initial public offering, we completed the private sale of an aggregate of 2,500,000 private warrants to our Sponsor at a purchase price of $1.00 per private warrant, generating gross proceeds to the Company of $2,500,000. The issuance of the Private Placement Warrants were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $65,000,000 of the proceeds from the sale of the Units and Private Placement Warrants, including the sale of the Units from the partial exercise of the over-allotment option, were placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee.

The Sponsor previously advanced expenses or loaned us the sum of $125,872, evidenced by a note dated as of June 11, 2021. In connection with the completion of our Initial Public Offering, the Sponsor instructed us to offset repayment of the amount outstanding under the note with a corresponding portion of the purchase price for the Private Placement Warrants. Except with respect to the repayment of the foregoing loan, no payments for our expenses were made in the offering described above, directly or indirectly, to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We incurred transaction costs for our initial public offering of $1,697,431, consisting of $1,300,000 of underwriting fees and $397,431 of other offering costs. The net proceeds from our Initial Public Offering available to us out of trust for our working capital requirements in searching for a Business Combination and for working capital requirements was approximately $900,000. We have been using the proceeds for legal, accounting and other expenses of structuring and negotiating potential Business Combinations, due diligence of prospective target businesses, legal and accounting fees related to SEC reporting obligations, our monthly office rent, as well as for reimbursement of any out-of-pocket expenses incurred by our founders, officers and directors in connection with activities on our behalf as described above. There has been no material change in the planned use of proceeds from our offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

The funds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, so that we are not deemed to be an investment company under the Investment Company Act. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our income or other tax obligations, the proceeds will not be released from the Trust Account until the earlier of the completion of a Business Combination or our redemption of 100% of the outstanding Public Shares if we have not completed a Business Combination in the required time period. The proceeds held in the Trust Account may be used as consideration to pay the sellers of a target business with which we complete a Business Combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit		Incorporated by Reference				Filed/Furnished
No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Date: November 7, 2022	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

