Form 10-Q
period 2023-03-31
Cardio Diagnostics Holdings, Inc.
filed 2023-05-15
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-41097

Cardio Diagnostics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0925574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Aberdeen Street, Suite 900, Chicago, Illinois	60642
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2023 there were 9,977,791 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

INTRODUCTORY NOTE

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “Cardio,” “we,” “us,” “our,” and similar terms refer to Cardio Diagnostics Holdings, Inc., a Delaware corporation formerly known as Mana Capital Acquisition Corp. (“Mana”), and its consolidated subsidiary. References to “Legacy Cardio” refer to Cardio Diagnostics, Inc., a privately-held Delaware corporation that is now our wholly-owned subsidiary.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed products and services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Form 10-K”), as supplemented by the risk factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (unaudited)

	MARCH 31,	DECEMBER 31,
	2023	2022

ASSETS

Current assets
Cash	$6,707,770	$4,117,521
Prepaid expenses and other current assets	1,430,261	1,768,366

Total current assets	8,138,031	5,885,887

Long-term assets
Intangible assets, net	33,333	37,333
Deposits	7,050	4,950
Patent costs, net	373,197	321,308

Total assets	$8,551,611	$6,249,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$742,635	$1,098,738
Convertible notes payable, net	315,068	—
Derivative liability	3,505,771	—
Finance agreement payable	566,022	849,032
Total liabilities	5,129,496	1,947,770

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 9,615,835 and 9,514,743 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	96	95
Additional paid-in capital	10,446,183	10,293,159
Accumulated deficit	(7,024,164)	(5,991,546)

Total stockholders' equity	3,422,115	4,301,708

Total liabilities and stockholders' equity	$8,551,611	$6,249,478

The accompanying notes are an integral part of these unaudited financial statements.

 CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Revenue	$—	$—

Operating expenses
Sales and marketing	49,551	22,398
Research and development	86,665	1,130
General and administrative expenses	1,562,128	205,027
Amortization	4,785	4,000

Total operating expenses	1,703,129	232,555

Other income (expenses)
Change in fair value of derivative liability	5,686,901	—
Interest income	221	—
Interest expense	(5,016,611)	—
Acquisition related expense	—	(57,500)

Total other income (expenses)	670,511	(57,500)

Loss from operations before provision for income taxes	(1,032,618)	(290,055)

Provision for income taxes	—	—

Net loss	$(1,032,618)	$(290,055)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(0.11)	$(0.07)

Weighted average common shares outstanding - basic and fully diluted	9,547,177	4,223,494

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2023 and 2022

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2022	9,514,743	$95	$10,293,159	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	390,000

Restricted stock awards vested	1,092	—	4,000	—	4,000

Placement agent fee	—	—	(315,000)	—	(315,000)

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	74,025

Net loss	—	—	—	(1,032,618)	(1,032,618)

Balances, March 31, 2023	9,615,835	$96	$10,446,183	$(7,024,164)	$3,422,115

Balances, December 31, 2021	4,223,494	$42	$2,398,628	$(1,330,561)	$1,068,109

Net loss	—	—	—	(290,055)	(290,055)

Balances, March 31, 2022	4,223,494	$42	$2,398,628	$(1,620,616)	$778,054

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,032,618)	$(290,055)
Adjustments to reconcile net loss to net
cash used in operating activities
Amortization	4,785	4,000
Acquisition related expense	—	57,500
Stock-based compensation expense	4,000	—
Non-cash interest expense	5,007,740	—
Chain in fair value of derivative liability	(5,686,901)	—
Changes in operating assets and liabilities:
Accounts receivable	—	901
Prepaid expenses and other current assets	338,105	20,358
Deposits	(2,100)	—
Accounts payable and accrued expenses	(282,078)	21,206

NET CASH USED IN OPERATING ACTIVITIES	(1,649,067)	(186,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs incurred	(52,674)	(16,436)

NET CASH USED IN INVESTING ACTIVITIES	(52,674)	(16,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of original issue discount of $500,000	4,500,000	—
Proceeds from exercise of warrants	390,000	—
Payments of finance agreement	(283,010)	—
Payments of placement agent fee	(315,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,291,990	—

NET INCREASE (DECREASE) IN CASH	2,590,249	(202,526)

CASH - BEGINNING OF PERIOD	4,117,521	512,767

CASH - END OF PERIOD	$6,707,770	$310,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$8,871	$—

Non-cash investing and financing activities:
Debt discount related to derivative liability	$9,192,672	$—
Adjustment to liabilities assumed in acquisition	74,025	—

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED  CONSOLIDATED

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements presented are those of Cardio Diagnostics Holdings, Inc., (the “Company”) and its wholly-owned subsidiary, Cardio Diagnostics, Inc. (“Legacy Cardio”). The Company was incorporated as Mana Capital Acquisition Corp. (“Mana”) under the laws of the state of Delaware on May 19, 2021, and Legacy Cardio was formed on January 16, 2017 as an Iowa limited liability company (Cardio Diagnostics, LLC) and was subsequently incorporated as a Delaware C-Corp on September 6, 2019 (Legacy Cardio). The Company was formed to develop and commercialize a patent-pending Artificial Intelligence (“AI”)-driven DNA biomarker testing technology (“Core Technology”) for cardiovascular disease invented at the University of Iowa by the Company’s Founders, with the goal of becoming one of the leading medical technology companies for enabling precision prevention, early detection and treatment of cardiovascular disease. The Company is transforming the approach to cardiovascular disease from reactive to proactive. The Core Technology is being incorporated into a series of products for major types of cardiovascular disease and associated co-morbidities including coronary heart disease (“CHD”), stroke, heart failure and diabetes.

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Business Combination

On May 27, 2022, Mana, Mana Merger Sub, Inc. (“Merger Sub”), Meeshanthini Dogan, the Shareholders’ Representative and Legacy Cardio entered into the Business Combination Agreement (the “Merger Agreement”). On October 25, 2022, pursuant to the Merger Agreement, Legacy Cardio merged with and into Merger Sub, with Legacy Cardio surviving as the wholly-owned subsidiary of Mana. Subsequent to the merger, Mana changed its name to Cardio Diagnostics Holdings, Inc

Note 2 – Merger Agreement and Reverse Recapitalization

As discussed in Note 1, on October 25, 2022, the Company and Mana entered into the Merger Agreement, which has been accounted for as a reverse recapitalization in accordance with US Generally Accepted Accounting Principles (GAAP). Pursuant to the Merger Agreement, the Company acquired cash of $4,021 and assumed liabilities of $928,500 from Mana. The liabilities assumed of $854,775, net of an early payment discount of $74,025 issued by a vendor on March 22, 2023, are payable to two investment bankers and due on October 25, 2023. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of March 31, 2023, the remaining assumed liabilities balance was $435,000.

Mana’s common stock had a redemption right in connection with the business combination. Mana’s stockholders exercised their right to redeem 6,465,452 shares of common stock, which constituted approximately 99.5% of the shares with redemption rights, for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892. In accounting for the reverse recapitalization, the Company’s legacy issued and outstanding 1,976,749 shares of common stock were reversed,  and the Mana shares of common stock totaling 9,514,743 were recorded, as described in Note 7. Transactions costs incurred in connection with the recapitalization totaled $1,535,035 and were recorded as a reduction to additional paid in capital.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Cardio Diagnostics, Inc.  All intercompany accounts and transactions have been eliminated.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months ended March 31, 2023 and 2022.

	2023	2022
Liabilities:
Balance of derivative liabilities - beginning of period	$—	$—
Issued	9,192,672	—
Converted	—	—
Change in fair value recognized in operations	(5,686,901)	—
Balance of derivative liabilities - end of period	$3,505,771	$—

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2023, for each fair value hierarchy level:

Schedule of fair value hierarchy level
March 31, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$3,505,771	$3,505,771

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Revenue Recognition

The Company will host its product, Epi+Gen CHD on InTeleLab’s Elicity platform (the “Lab”). The Lab will collect payments from patients upon completion of eligibility screening. Patients then send their samples to MOgene, a high complexity CLIA lab, which perform the biomarker assessments. Upon receipt of the raw biomarker data from MOgene, the Company performs all quality control, analytical assessments and report generation and shares test reports with the Elicity healthcare provider via the Elicity platform. Revenue is recognized upon receipt of payments from the Lab for each test at the end of each month.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the three months ended March 31, 2023 and 2022 were $86,665 and $1,130, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $49,551 and $22,398 were charged to operations for the three months ended March 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2023 and December 31, 2022. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Patent Costs

The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. The Company is in the process of evaluating its patents' estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized.

Long-Lived Assets

The Company assesses the valuation of components of long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

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

Note 4 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful life (in years)
Amortized intangible assets:
Know-how license	$80,000	$(46,667)	$33,333	5
Total	$80,000	$(46,667)	$33,333

Amortization expense charged to operations was $4,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 5 – Patent Costs

As of March 31, 2023, the Company has three pending patent applications. The initial patent applications consist of a US patent and international patents filed in six countries. The US patent was granted on August 16, 2022. The EU patent was granted on March 31, 2021. The validation of the EU patent in each of the six countries is pending. Legal fees associated with the patents totaled $373,197, net of accumulated amortization of $785 and $321,308 as of March 31, 2023 and December 31, 2022, respectively and are presented in the balance sheet as patent costs. Amortization expense charged to operations was $785 for the three months ended March 31, 2023.

Note 6 – Finance Agreement Payable

On October 31, 2022, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2022. The amount financed of $1,037,706 is payable in 11 monthly installments plus interest at a rate of 6.216% through September 28, 2023. Finance agreement payable was $566,022 and $849,032 at March 31, 2023 and December 31, 2022, respectively. $646,795 has been recorded in prepaid expenses and is being amortized over the life of the policy.

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the three months ended March 31, 2023 and 2022 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2023	2022

Stock warrants	7,854,620	215,654
Stock options	1,759,599	—
Total shares excluded from calculation	9,614,219	215,654

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

Common Stock Issued

On March 2, 2023, a stockholder exercised warrants in exchange for 100,000 common shares for proceeds of $390,000.

During the three months ended March 31, 2023, the Company issued 1,092 common shares to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $4,000.

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

In April 2022, the Company issued fully vested warrants to investors as part of private placement subscription agreements pursuant to which the Company issued common stock. Each stockholder received warrants to purchase 50% of the common stock issued at an exercise price of $3.90 per share with an expiration date of June 30, 2027.

As of May 23, 2022, the Company issued fully vested warrants to investors as part of an additional private placement subscription agreements pursuant to which the Company issued common stock. Each stockholder received warrants to purchase 50% of the common stock issued at an exercise price of $6.21 per share with an expiration date of five years from the date of issue.

All of the warrants issued by Legacy Cardio were exchanged in the Business Combination for warrants of the Company based on the merger exchange ratio.

Warrant activity during the three months ended March 31, 2023 and 2022 follows:

		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Life (Years)
Warrants outstanding at December 31, 2021	215,654	$13.35	5.90
No warrant activity	—	—
Warrants outstanding at March 31, 2022	215,654	$13.35	5.07
Warrants outstanding at December 31, 2022	7,954,620	9.63	4.46
Warrants exercised	(100,000)	13.35
Warrants outstanding at March 31, 2023	7,854,620	$9.70	4.22

Options

In May 6, 2022, the Company granted 513,413 stock options to the board of directors pursuant to the Cardio Diagnostics, Inc. 2022 Equity Incentive Plan. All of the options granted under this legacy plan were exchanged for options under the Plan adopted by the Company’s stockholders on October 25, 2022, and based on the exchange ratio for the merger, resulted in a total of 1,759,599 options issued upon closing. Each exchanged option has an exercise price of $3.90 per share with an expiration date of May 6, 2032. The exchanged options fully vested upon the merger with Mana.

Note 9 – Convertible Notes Payable

On March 8, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”) under which the Company agreed to sell and issue to Yorkville convertible debentures (“Convertible Debentures”) in a gross aggregate principal amount of up to $11.2 million (“Subscription Amount”). The Convertible Debentures are convertible into shares of common stock of the Company and are subject to various contingencies being satisfied as set forth in the Securities Purchase Agreement. The notes are convertible at any time through the maturity date, which, in each case, is one year from the date of issuance. The conversion price shall be determined on the basis of 92% of the two lowest VWAP (Volume Weighted Average Prices) of the Common Stock during the prior seven (7) trading day period. On March 8, 2023, the Company issued and sold to Yorkville a Convertible Debenture in the principal amount of $5.0 million, for which it received $4.5 million, with a $500,000 original issue discount (“OID”). Interest on the outstanding principal balance accrues at a rate of 0% and will increase to 15% upon an Event of Default for so long as it remains uncured

The Company recorded a debt discount related to identified embedded derivatives relating to the conversion features (see Note 10) based on fair values as of the inception date of the Note. The calculated debt discount, including the OID equaled the face of the Note and is being amortized over the term of the note.

Convertible notes payable of $315,068 at March 31, 2023 is presented net of debt discount of $4,684,932.

Note 10 – Derivative Liability

The Company has determined that the conversion feature embedded in the convertible notes described in Note 9 contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception which aggregated $4,692,672. The Company used the Binomial Black-Scholes Option Pricing model to value the conversion features. The Company used the Binomial Option Pricing model to value the conversion features.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Schedule of option liability
	March 8,	March 31,
	2023	2023
Annual dividend yield	—	—
Expected life (years)	1.0	1.0
Risk-free interest rate	5.28%	4.89%
Expected volatility	164%	169%
Exercise price	$2.20	$3.53
Stock price	$5.32	$3.91

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 11 – Commitments and Contingencies

Prior Relationship of Cardio with Boustead Securities, LLC

At the commencement of efforts to pursue what ultimately ended in the terminated business acquisition, Legacy Cardio entered into a Placement Agent and Advisory Services Agreement (the “Placement Agent Agreement”), dated April 12, 2021, with Boustead Securities, LLC ("Boustead Securities”). This agreement was terminated in April 2022, when Legacy Cardio terminated the underlying agreement and plan of merger and the accompanying escrow agreement relating to that proposed business acquisition after efforts to complete the transaction failed, despite several extensions of the closing deadline.

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed a business combination with Mana on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, Cardio and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. In this regard, the Company and Benchmark are in discussions regarding the convertible debenture financing the Company entered into in March 2023 whether Benchmark might be entitled to compensation arising from the Company having entered into the convertible debenture financing in March 2023 without first consulting Benchmark. No legal proceedings have been instigated, and the parties are continuing to discuss a resolution to this matter.

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2023, the SEC completed its review and declared the S-4 registration statement on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition. The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

Note 12 – Subsequent Events

The Company evaluated its March 31, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to the end of the period through the date of this report, Yorkville converted $700,000 of principal to 361,094 shares of the Company’s common stock.

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

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2022 Form 10-K. In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note Regarding Forward-Looking Statements.” Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in this Quarterly Report on Form 10-Q and in the 2022 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

The Business Combination had a significant impact on the Company’s reported financial position and results as a consequence of the reverse recapitalization. As noted in Note 1 to the Company’s consolidated financial statements, the Company’s financial position reflects current liabilities that include existing, deferred liabilities originally incurred by Mana that are payable by the Company to Ladenburg Thalmann & Co., Inc. (“Ladenburg”) and I-Bankers Securities, Inc. (“I-Bankers”), the underwriters of Mana’s initial public offering, and The Benchmark Company, LLC (“Benchmark”), the M&A advisor Mana retained in connection with the Business Combination. The aggregate amount of the liabilities owed to these investment bankers, as assumed by the Company in connection with the Business Combination, totals $928,500. This sum reflects a decrease in the amount of the original liabilities incurred by Mana, including a 30% decrease in the liability owed to Ladenburg and I-Bankers and a 46% decrease in the original liability incurred by Mana to Benchmark. The $928,500 is due and payable to the investment bankers on October 25, 2023. On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of March 31, 2023, the remaining assumed liabilities balance was $435,000.

In addition, the Company acquired only $4,021 in cash after the payment of transaction costs and outstanding accounts payable, primarily as a result of a redemption rate of over 99% by the holders of Mana’s publicly-traded Common Stock, which shares had a redemption right in connection with the Business Combination. Specifically, Mana’s public stockholders exercised their right to redeem 6,465,452 shares of Common Stock, which constituted approximately 99.5% of the shares with redemption rights, for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892. In accounting for the reverse recapitalization, Legacy Cardio’s 1,976,749 issued and outstanding shares of common stock were reversed, and the Mana shares of common stock, totaling 9,514,743, were recorded, as described in Note 2.

As a result of the Business Combination, Cardio became an SEC-registered and Nasdaq-listed company, which will require the Company to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. The Company expects to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue
Revenue	$—	$—

Operating Expenses
Sales and marketing	49,551	22,398
Research and development	86,665	1,130
General and administrative expenses	1,562,128	205,027
Amortization	4,785	4,000
Total operating expenses	(1,703,129)	(232,555)
Other (expense) income	670,511	(57,500)
Net (loss)	$(1,032,618)	$(290,055)

Net Loss Attributable to Legacy Cardio

Cardio’s net loss for the three months ended March 31, 2023, was $1,032,618 as compared to $290,055 for the three months ended March 31, 2022, an increase of $1,921,721, primarily as a result of an increase in General and Administrative expenses.

Revenue

Cardio had no revenue three months ended March 31, 2023 and 2022, respectively.

Sales and Marketing

Expenses related to sales and marketing for three months ended March 31, 2023 were $49,551 as compared to $22,398 three months ended March 31, 2022, an increase of $27,153. The overall increase was due to an increase in sales and marketing efforts after the Business Combination.

Research and Development

Research and development expense three months ended March 31, 2023 was $86,665 as compared to $1,130 for three months ended March 31, 2022, an increase of $85,535. The increase was attributable to laboratory runs performed in the 2023 period on new product offerings in the pipeline.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $1,562,128 as compared to $205,027 for the three months ended March 31, 2022, an increase of $1,357,101. The overall increase is primarily due to an increase in personnel and legal and accounting expenses related to financing and merger transactional activity, increased expenses associated with being a publicly traded company and some increase in personnel.

Amortization

Amortization expense for the three months ended March 31, 2023 was $4,785 as compared to $4,000 for the three months ended March 31, 2022. The total amortization expense includes the amortization of intangible assets.

Other Income (expenses)

Total other income for the three months ended March 31, 2023, was $670,511 as compared to total other expenses of $57,500 for the three months ended March 31, 2022. The total other income for the three months ended March 31, 2023, is due to a gain on the change in fair value of derivative liability of $5,686,901 and interest income of $221 offset by interest expense of $5,016,611. Interest expense includes the amortization of $31,506 of the original issuance discount, $283,561 amortization of the debt discount related to the derivative liability, and $4,692.672 related to the excess fair value of the derivative liability in excess of the book value of the convertible note at inception.

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

Our principal sources of liquidity have been proceeds from the issuance of equity and warrant exercises. More recently, upon signing the YA Securities Purchase Agreement on March 8, 2023, we issued and sold to YA II PN, Ltd. (“Yorkville”) a Convertible Debenture in the principal amount of $5.0 million for a purchase price of $4.5 million (the “First Convertible Debenture”) to provide additional liquidity. Pursuant to the YA Securities Purchase Agreement, the parties further agreed that we will issue and sell to Yorkville, and Yorkville will purchase from us, a second Convertible Debenture in the principal amount of $6.2 million for a purchase price of $5.58 million, subject to the satisfaction or waiver of the conditions set forth in the YA Securities Purchase Agreement. The conditions include, but are not limited to: (i) the SEC shall have declared effective a resale registration statement covering shares of Common Stock issuable upon conversion of the First Convertible Debenture; and (ii) we shall have obtained stockholder approval for the issuance of the shares of Common Stock issuable upon conversion of the Debentures that would be in excess of the “Exchange Cap” (as defined in the YA Securities Purchase Agreement). The SEC declared effective the resale registration statement on April 11, 2023. We have noticed a special meeting of stockholders to be held on May 26, 2023 where we will seek to satisfy the stockholder approval condition needed to issue and sell the second Convertible Debenture to Yorkville.

Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, including investments and acquisitions, and to pay $928,500 of deferred contractual obligations originally incurred by Mana to its investment bankers, which is payable on October 25, 2023, as well as other accounts payable. On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of March 31, 2023, the remaining assumed liabilities balance was $435,000.

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

In each fiscal year since our inception, we have incurred losses from operations and generated negative cash flows from operating activities. Our total current liabilities as of March 31, 2023 are $5,129,496. As noted above, on March 8, 2023, we issued and sold the First Convertible Debenture, thereby increasing our current liabilities by $5.0 million, with the expectation that we will issue and sell the Second Convertible Debenture in the principal amount of $6.2 million in the second quarter of 2023.

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

Because of the extremely high rate of redemptions by Mana public stockholders in connection with the Business Combination and higher than anticipated transaction costs, we have almost no Trust fund proceeds available to pursue our anticipated growth strategies and new initiatives, including our acquisition strategy. This has had a material impact on our projected estimates and assumptions and actual results of operations and financial condition. We recorded nominal revenue in 2022 of $950. We expect that revenue in 2023 will also fall short of the projections. Nevertheless, we believe that the fundamental elements of our business strategy remain unchanged, although the scale and timing of specific initiatives have been temporarily negatively impacted as a result of having significantly less than anticipated capital on hand following the Business Combination.

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

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $3.90 per share of Common Stock. We believe the likelihood that warrant holders will exercise their Warrants and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.72 on May 11, 2023. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, we believe holders of our Public Warrants, Sponsor Warrants and Private Placement Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may Expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at March 31, 2023 totaled $6,707,770 as compared to $4,117,521 at December 31, 2022, an increase of $2,590,249. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$1,649,067	$186,090
Net cash used in investing activities	52,674	16,436
Net cash provided by financing activities	4,291,990	—

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2023 was $1,649,067, as compared to $186,090 for the three months ended March 31, 2022. The cash used in operations during the three months ended March 31, 2023, is a function of net loss of $1,032,618 adjusted for the following non-cash operating items: amortization of $4,785, $4,000 in stock based compensation, $5,007,740 in non-cash interest expense offset by $5,686,901 in change in fair value of derivative liability, , a decrease of $338,105 in prepaid expenses and other current assets, an increase in deposits of $2,100 and a decrease of $282,078 in accounts payable and accrued expenses.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2023, was $52,674 compared to $16,436 for the three months ended March 31, 2022. The cash used in investing activities for the three months ended March 31, 2023 was due to patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2023, was $4,291,990 as compared to $0 for the three months ended March 31, 2023. This change was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount (“OID”) of $500,000, $390,000 in proceeds from exercise of warrants, offset by $283,000 in payments of finance agreement and $315,000 in placement agent fees, during the three months ended March 31, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Contractual Obligations

The following summarizes Cardio’s contractual obligations as of March 31, 2023 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

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

On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of March 31, 2023, the remaining assumed liabilities balance was $435,000.

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed a business combination with Mana on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, Cardio and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. In this regard, the Company and Benchmark are in discussions regarding whether Benchmark might be entitled to compensation arising from the Company having entered into the convertible debenture financing in March 2023 without first consulting Benchmark. No legal proceedings have been instigated, and the parties are continuing to discuss a resolution to this matter.

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2023, the SEC completed its review and declared the S-4 registration statement effective on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition.

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

Patent Costs

Cardio accounts for patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. The Company are in the process of evaluating its patents’ estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures are not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2023.

ITEM 1A. RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Future sales of Common Stock in the public market could cause our share price to decline significantly, even if our business is doing well.

The market price of our Common Stock could decline as a result of sales of a large number of shares of Common Stock in the market, or the perception that these sales could occur. There are a total 9,697,897 shares of Common Stock outstanding as of April 20, 2023. In November 2022, we filed a registration statement on Form S-1 under the Securities Act to register securities, including a primary offering of 3,486,686 shares issuable upon exercise of outstanding warrants and 11,883,256 shares registered for resale by selling stockholders. The SEC declared the registration statement effective on January 24, 2023 and subsequent to our filing a post-effective amendment to that registration statement, the SEC declared the post-effective amendment effective on April 28, 2023. As such, those securities are freely tradeable at any time. In addition, we registered the resale of an additional 236,686 warrants, which if exercised, will also result in freely-tradeable Common Stock. In addition, on March 22, 2023, we filed, and the SEC declared effective, a Form S-8 registration statement covering the Common Stock issuable upon exercise or conversion of stock-based grants and awards issued or issuable under the Company’s 2022 Equity Incentive Plan. Upon filing, the shares of Common Stock covered by the Form S-8 the registration statement became eligible for sale in the public market, subject to Rule 144 limitations applicable to affiliates.

Further, we filed a resale registration statement on April 5, 2023, which the SEC declared effective on April 11, 2023, to satisfy our obligation to register for resale up to 20,363,637 shares of Common Stock that are potentially issuable upon conversion of the Convertible Debentures. That number assumes conversion at the lowest possible conversion price of $0.55 per share, which we believe is an unlikely outcome but is contractually possible. Yorkville is required to use its commercially reasonable efforts to convert a minimum of at least $1,000,000 of principal amount in the aggregate of its Convertible Debentures per calendar month. In any event, it is possible that the shares of Common Stock issuable upon conversion of the Convertible Debentures will result in a substantial number of shares being held by a single investor who will be free to sell significant blocks of stock, if and when it elects to do so.

The current availability of our earlier registration statements that were declared effective in January 2023, March 2023 and April 2023, and the future availability of Rule 144 for resales of other securities after October 25, 2023, together result in virtually all of the shares of Common Stock we have issued in non-public transactions being eligible to be freely traded in the public market, subject to certain limitations applicable to our affiliates. The resale, or expected or potential resale, of a substantial number of our shares of Common Stock in the public market could adversely affect the market price for our shares of Common Stock and make it more difficult for investors to sell their shares of Common Stock at times and prices that they feel are appropriate. In particular, we expect that, because there will be a substantial number of shares registered pursuant to various registration statements, the applicable selling securityholders will continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement may continue for an extended period of time.

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

As of May 15, 2023, we have Warrants outstanding to purchase 7,854,627 shares of our Common Stock. We will also have the ability to initially issue an aggregate of 3,216,516 shares of our Common Stock under the Cardio Equity Incentive Plan, of which 1,759,599 options have been granted and are currently exercisable. We also have issued $5.0 million of Convertible Debentures and expect to issue an additional $6.2 million of Convertible Debentures in the second quarter of 2023, or as soon thereafter as all of the conditions precedent to such issuance are satisfied or waived. The Convertible Debentures are convertible at the option of the holder at varying rates depending on the trading price of our Common Stock. The maximum number of shares into which the Debentures could convert is 20,363,637 shares, if the Convertible Debentures were converted at the floor price of $0.55 per share (the “Floor Price”). We do not expect the conversions to take place at the Floor Price, although we cannot guarantee that our stock price will not, in the future, fall to a level that will result in conversions at the Floor Price. As of May 15, 2023, $700,000 in principal amount of Convertible Debentures have been converted into an aggregate of 361,094 shares of Common Stock.

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

In March 2023, we issued the First Convertible Debenture in the principal amount of $5.0 million, and we are obligated to issue a second Convertible Debenture in the principal amount of $6.2 million upon satisfaction or waiver of certain conditions. although given current trading prices of our Common Stock, we would expect, but cannot guarantee, any conversions to be at prices well above the Floor Price. Nevertheless, it is possible that conversions of the Convertible Debentures will result in substantial dilution to our securityholders. As of May 15, 2023, $700,000 in principal amount of Convertible Debentures have been converted into an aggregate of 361,094 shares of Common Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	S-4/A	2.1	10/4/22
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	S-4/A	2.2	10/4/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Second Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated October 25, 2022	8-K	3.1	10/31/22
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Convertible Debenture, dated March 8, 2023	8-K	4.1	3/13/23
4.5	Description of Securities	10-K	4.5	3/31/23
10.1	Securities Purchase Agreement, dated March 8, 2023, by and between the registrant and YA II PN, Ltd.	8-K	10.1	3/13/23
10.2	Form of Convertible Debenture	8-K	10.2	3/13/23
10.3	Registration Rights Agreement, dated March 8, 2023, by and between the registrant and YA II PN, Ltd.	8-K	4.1	3/13/23
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cardio Diagnostics Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Date: May 15, 2023	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

