Form 10-Q
period 2023-06-30
Cardio Diagnostics Holdings, Inc.
filed 2023-08-14
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-41097

Cardio Diagnostics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0925574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 W Superior St, Ste 444 Chicago, Illinois	60645
(Address of principal executive offices)	(Zip Code)

(855) 226-9991

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

400 North Aberdeen Street, Suite 900

Chicago, Illinois

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

As of August 11, 2023, there were 11,776,213 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

INTRODUCTORY NOTE

As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to the “Company,” “Cardio,” “we,” “us,” “our,” and similar terms refer to Cardio Diagnostics Holdings, Inc., a Delaware corporation, formerly known as Mana Capital Acquisition Corp. (“Mana”), and its consolidated subsidiary. References to “Legacy Cardio” refer to Cardio Diagnostics, Inc., a privately-held Delaware corporation that is now our wholly-owned subsidiary.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Form 10-K”), and in Part II, Item 1A of our Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 15, 2023. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (unaudited)

	JUNE 30,	DECEMBER 31,
	2023	2022

ASSETS
Current assets
Cash	$5,044,328	$4,117,521
Accounts receivable	1,050	—
Prepaid expenses and other current assets	1,209,340	1,768,366

Total current assets	6,254,718	5,885,887

Long-term assets
Property and equipment	26,019	—
Intangible assets, net	29,333	37,333
Deposits	12,850	4,950
Patent costs, net	433,984	321,308

Total assets	$6,756,904	$6,249,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$651,415	$1,098,738
Convertible notes payable, net	915,202	—
Derivative liability	1,998,752	—
Finance agreement payable	283,011	849,032

Total liabilities	3,848,380	1,947,770

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 11,178,455 and 9,514,743 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	112	95
Additional paid-in capital	13,955,481	10,293,159
Accumulated deficit	(11,047,069)	(5,991,546)

Total stockholders' equity	2,908,524	4,301,708

Total liabilities and stockholders' equity	$6,756,904	$6,249,478

The accompanying notes are an integral part of these unaudited financial statements.

 CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2023	2022	2023	2022

Revenue	$1,725	$—	$1,725	$—

Operating expenses
Sales and marketing	31,608	26,806	81,159	49,204
Research and development	12,317	5,041	98,982	6,171
General and administrative expenses	2,506,148	751,117	4,068,276	956,144
Amortization	4,793	4,000	9,578	8,000

Total operating expenses	2,554,866	786,964	4,257,995	1,019,519

Loss from operations	(2,553,141)	(786,964)	(4,256,270)	(1,019,519)

Other income (expenses)
Change in fair value of derivative liability	(53,816)	—	5,633,085	—
Interest income	263	—	484	—
Interest expense	(1,051,916)	—	(6,068,527)	—
Loss on extinguishment of debt	(364,295)	—	(364,295)	—
Acquisition related expense	—	(55,034)	—	(112,534)

Total other income (expenses)	(1,469,764)	(55,034)	(799,253)	(112,534)

Loss before provision for income taxes	(4,022,905)	(841,998)	(5,055,523)	(1,132,053)

Provision for income taxes	—	—	—	—

Net loss	$(4,022,905)	$(841,998)	$(5,055,523)	$(1,132,053)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(0.39)	$(0.16)	$(0.51)	$(.23)

Weighted average common shares outstanding - basic and fully diluted	10,242,430	5,427,349	9,896,724	4,828,747

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2023 and 2022

(unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals

Balances, December 31, 2022	9,514,743	$95	$10,293,159	$—	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	—	390,000

Restricted stock awards vested	1,092	—	4,000	—	—	4,000

Placement agent fee	—	—	(315,000)	—	—	(315,000)

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	—	74,025

Net loss	—	—	—	—	(1,032,618)	(1,032,618)

Balances, March 31, 2023	9,615,835	$96	$10,446,183	$—	$(7,024,164)	$3,422,115

Restricted stock awards vested	87,917	1	105,999	—	—	106,000

Notes payable converted to common stock	1,474,703	15	2,368,026	—	—	2,368,041

Compensation for vested stock options	—	—	1,035,273	—	—	1,035,273

Net loss	—	—	—	—	(4,022,905)	(4,022,905)

Balances, June 30, 2023	11,178,455	$112	$13,955,481	$—	$(11,047,069)	$2,908,524

Balances, December 31, 2021	4,223,494	$42	$2,398,628	$—	(1,330,561)	$1,068,109

Net loss	—	—	—	—	(290,055)	(290,055)

Balances, March 31, 2022	4,223,494	$42	$2,398,628	$—	$(1,620,616)	$778,054

Common stock and warrants issued for cash	2,291,445	23	10,963,014	(100,001)	—	10,863,036

Placement agent fee	—	—	(1,096,309)	—	—	(1,096,309)

Net loss	—	—	—	—	(841,998)	(841,998)

Balances, June 30, 2022	6,514,939	$65	$12,265,333	$(100,001)	$(2,462,614)	$9,702,783

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(unaudited)

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,055,523)	$(1,132,053)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	9,578	8,000
Acquisition related expense	—	112,534
Stock-based compensation expense	1,145,273	—
Non-cash interest expense	6,050,785	—
Change in fair value of derivative liability	(5,633,085)	—
Loss on extinguishment of debt	364,295	—
Changes in operating assets and liabilities:
Accounts receivable	(1,050)	901
Prepaid expenses and other current assets	559,026	(69,089)
Deposits	(7,900)	(4,950)
Accounts payable and accrued expenses	(373,298)	503,795

NET CASH USED IN OPERATING ACTIVITIES	(2,941,899)	(580,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(26,019)	—
Patent costs incurred	(114,254)	(38,606)

NET CASH USED IN INVESTING ACTIVITIES	(140,273)	(38,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of original issue discount of $500,000	4,500,000	—
Proceeds from exercise of warrants	390,000	—
Payments of placement agent fee	(315,000)	(1,096,309)
Proceeds from sale of common stock and warrants	—	10,863,036
Payments of finance agreement	(566,021)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,008,979	9,766,727

NET INCREASE (DECREASE) IN CASH	926,807	9,147,259

CASH - BEGINNING OF PERIOD	4,117,521	512,767

CASH - END OF PERIOD	$5,044,328	$9,660,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,742	$—

Non-cash investing and financing activities:
Common stock issued for subscriptions receivable	$—	$100,001
Debt discount related to derivative liability	5,000,000	—
Notes payable converted to common stock	2,150,000	—
Adjustment to liabilities assumed in acquisition	74,025

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

NOTES TO CONDENSED  CONSOLIDATED

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

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

Business Combination

On May 27, 2022, Mana, Mana Merger Sub, Inc. (“Merger Sub”), Meeshanthini Dogan, the Shareholders’ Representative and Legacy Cardio entered into the Business Combination Agreement (the “Merger Agreement”). On October 25, 2022, pursuant to the Merger Agreement, Legacy Cardio merged with and into Merger Sub, with Legacy Cardio surviving as the wholly-owned subsidiary of Mana. Subsequent to the merger, Mana changed its name to Cardio Diagnostics Holdings, Inc.

Note 2 – Merger Agreement and Reverse Recapitalization

As discussed in Note 1, on October 25, 2022, the Company (formerly known as Mana) and Legacy Cardio entered into the Merger Agreement, which has been accounted for as a reverse recapitalization in accordance with US Generally Accepted Accounting Principles (“GAAP”). Pursuant to the Merger Agreement, the Company acquired cash of $4,021 and assumed liabilities of $928,500 from Mana. The liabilities of $854,775, net of an early payment discount of $74,025 issued by a vendor on March 22, 2023, are payable to two investment bankers and due on October 25, 2023. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of June 30, 2023, the remaining post-merger liabilities balance was $435,000.

Mana’s common stock had a redemption right in connection with the business combination. Mana’s stockholders exercised their right to redeem 6,465,452 shares of common stock, which constituted approximately 99.5% of the shares with redemption rights, for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892. In accounting for the reverse recapitalization, the Company’s legacy issued and outstanding 1,976,749 shares of common stock were reversed,  and the Mana shares of common stock totaling 9,514,743 were recorded, as described in Note 8. Transactions costs incurred in connection with the recapitalization totaled $1,535,035 and were recorded as a reduction to additional paid in capital.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months ended June 30, 2023 and 2022.

	2023	2022
Liabilities:
Balance of derivative liabilities - beginning of period	$—	$—
Issued	9,192,672	—
Converted	(1,560,835)	—
Change in fair value recognized in operations	(5,633,085)	—
Balance of derivative liabilities - end of period	$1,998,752	$—

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2023, for each fair value hierarchy level:

June 30, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,998,752	$1,998,752

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

Revenue Recognition

The Company hosts its products, Epi+Gen CHD™ and PrecisionCHD™ on InTeleLab’s Elicity platform (the “Provider”). The Provider collects payments from patients upon completion of eligibility screening. Upon receiving a sample collection kit from the Company, patients send their samples to MOgene (the “Lab”), a high complexity CLIA lab, which performs the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the Provider via their platform. Revenue is recognized upon receipt of payments from the Provider for each completed test at the end of each month.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the six months ended June 30, 2023 and 2022 were $98,982 and $6,171, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $81,159 and $49,204 were charged to operations for the six months ended June 30, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of June 30, 2023 and December 31, 2022. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Property and Equipment and Depreciation

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets as follows:

Office and computer equipment	5 years
Furniture and fixtures	7 years

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic No. 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2023 and December 31, 2022:

	2023	2022

Office and computer equipment	$11,683	$—
Furniture and fixtures	14,336	—
Less: Accumulated depreciation	—	—
Total	$26,019	$—

Note 5 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful life (in years)
Amortized intangible assets:
Know-how license	$80,000	$(50,667)	$29,333	5
Total	$80,000	$(50,667)	$29,333

Amortization expense charged to operations was $8,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 6 – Patent Costs

As of June 30, 2023, the Company has three pending patent applications. The initial patent applications consist of a US patent and international patents filed in six countries. The US patent was granted on August 16, 2022. The EU patent was granted on March 31, 2021. The validation of the EU patent in each of the six countries is pending. Legal fees associated with the patents totaled $433,984 and $321,308, net of accumulated amortization of $1,578 and $0 as of June 30, 2023 and December 31, 2022, respectively, and are presented in the balance sheet as patent costs. Amortization expense charged to operations was $1,578 for the six months ended June 30, 2023.

Note 7 – Finance Agreement Payable

On October 31, 2022, the Company entered into an agreement with a premium financing company to finance its directors and officers insurance premiums for 12-month policies effective October 25, 2022. The amount financed of $1,037,706 is payable in 11 monthly installments plus interest at a rate of 6.216% through September 28, 2023. Finance agreement payable was $283,011 and $849,032 at June 30, 2023 and December 31, 2022, respectively. $363,822 has been recorded in prepaid expenses and is being amortized over the life of the policy.

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six months ended June 30, 2023 and 2022 as the result would be anti-dilutive.

	Six Months Ended
	June 30,
	2023	2022

Stock warrants	7,854,620	1,809,003
Stock options	2,584,599	1,759,599
Total shares excluded from calculation	10,439,219	3,568,602

Note 9 – Stockholders’ Equity

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

The 2022 Plan, as approved, permits the issuance of up to 3,256,383 shares of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants. However, that the Share Reserve will increase on January 1st of each calendar year through and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. There was no increase in the Share Reserve on January 1, 2023.

Common Stock Issued

On March 2, 2023, a stockholder exercised warrants in exchange for 100,000 common shares for proceeds of $390,000.

During the six months ended June 30, 2023, the Company issued 4,977 common shares to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $10,000.

During the six months ended June 30, 2023, the Company issued 84,032 common shares to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $100,000.

In connection with the convertible notes payable (see Note 10 below) the noteholders converted $2,150,000 of principal balance to 1,474,703 shares of common stock during the six months ended June 30, 2023. The number of shares of common stock issued was determined based on the terms of the convertible notes.

Warrants

On October 1, 2019, Legacy Cardio issued warrants to a seed funding firm equivalent to 2% of the fully-diluted equity of Legacy Cardio, or 22,500 common shares at the time of issuance. The warrant is exercisable on the earlier of the closing date of the next Qualified Equity Financing occurring after the issuance of the warrant, and immediately before a Change of Control. The exercise price is the price per share of the shares sold to investors in the next Qualified Equity Financing, or if the warrant becomes exercisable in connection with a Change in Control before the next Qualified Equity Financing, the greater of the quotient obtained by dividing $150,000 by the Pre-financing Capitalization, and the price per share paid by investors in the then-most recent Qualified Equity Financing, if any. The warrant will expire upon the earlier of the consummation of any Change of Control, or 15 years after the issuance of the warrant.

In April 2022, Legacy Cardio issued fully vested warrants to investors as part of private placement subscription agreements pursuant to which Legacy Cardio issued common stock. Each stockholder received warrants to purchase 50% of the common stock issued at an exercise price of $3.90 per share with an expiration date of June 30, 2027.

As of May 23, 2022, Legacy Cardio issued fully vested warrants to investors as part of an additional private placement subscription agreements pursuant to which Legacy Cardio issued common stock. Each stockholder received warrants to purchase 50% of the common stock issued at an exercise price of $6.21 per share with an expiration date of five years from the date of issue.

All of the warrants issued by Legacy Cardio were exchanged in the Business Combination for warrants of the Company based on the merger exchange ratio.

Warrant activity during the six months ended June 30, 2023 and 2022 follows:

		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Life (Years)
Warrants outstanding at December 31, 2021	215,654	$13.35	5.90
Warrants granted	1,593,349	—
Warrants outstanding at June 30, 2022	1,809,003	$15.85	5.07
Warrants outstanding at December 31, 2022	7,954,620	9.63	4.46
Warrants exercised	(100,000)	13.35
Warrants outstanding at June 30, 2023	7,854,620	$9.70	3.97

Options

In May 2022, Legacy Cardio granted 513,413 stock options to the board of directors pursuant to the Cardio Diagnostics, Inc. 2022 Equity Incentive Plan. All of the options granted under this legacy plan were exchanged for options under the Company’s 2022 Plan adopted by the Company’s stockholders on October 25, 2022, and based on the exchange ratio for the merger, resulted in a total of 1,759,599 options issued upon closing. Each exchanged option has an exercise price of $3.90 per share with an expiration date of May 6, 2032. The exchanged options fully vested upon closing of the merger.

Option activity during the six months ended June 30, 2023 and 2022 follows:

		Weighted	Average Remaining
	Options Outstanding	Average Exercise Price	Contractual Life (Years)
Options outstanding at December 31, 2021	—	$—
Options granted	1,759,599	3.90
Options outstanding at June 30, 2022	1,759,599	$15.85	9.86
Options outstanding at December 31, 2022	1,759,599	3.90	9.35
Options granted	825,000	1.26
Options outstanding at June 30, 2023	2,584,599	$3.06	9.38

Note 10 – Convertible Notes Payable

On March 8, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”) under which the Company agreed to sell and issue to Yorkville convertible debentures (“Convertible Debentures”) in a gross aggregate principal amount of up to $11.2 million (“Subscription Amount”). The Convertible Debentures are convertible into shares of common stock of the Company and are subject to various contingencies being satisfied as set forth in the Securities Purchase Agreement. The notes are convertible at any time through the maturity date, which, in each case, is one year from the date of issuance. The conversion price shall be determined on the basis of 92% of the two lowest VWAP (Volume Weighted Average Prices) of the Common Stock during the prior seven (7) trading day period. On March 8, 2023, the Company issued and sold to Yorkville a Convertible Debenture in the principal amount of $5.0 million, for which it received $4.5 million, with a $500,000 original issue discount (“OID”). Interest on the outstanding principal balance accrues at a rate of 0% and will increase to 15% upon an Event of Default for so long as it remains uncured.

The Company recorded a debt discount related to identified embedded derivatives relating to the conversion features (see Note 11) based on fair values as of the inception date of the note. The calculated debt discount, including the OID, equaled the face of the note and is being amortized over the term of the note.

Convertible notes payable of $915,202 at June 30, 2023 is presented net of debt discount of $1,934,798.

At a special meeting of stockholders held on May 26, 2023, the Company obtained stockholder approval to issue and sell the second Convertible Debenture to Yorkville. On June 2, 2023, the Company entered into a Letter of Agreement with Yorkville pursuant to which Yorkville and the Company agreed that the date of the Second Closing shall be September 15, 2023 (or such other date that is mutually agreed by the Company and Yorkville).

Note 11 – Derivative Liability

The Company has determined that the conversion features embedded in the convertible notes described in Note 10 contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception which aggregated $4,692,672. The Company used the Binomial Black-Scholes Option Pricing model to value the conversion features.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Six months ended June 30,
2023
Annual dividend yield		—
Expected life (years)		1.0
Risk-free interest rate		4.89% - 5.45%
Expected volatility		164% - 176%
Exercise price	$	1.10 - 3.53
Stock price	$	1.19 - 5.32

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 12 – Commitments and Contingencies

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
15

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed the business combination on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Legacy Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, the Company and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. In this regard, the Company and Benchmark are in discussions regarding whether Benchmark might be entitled to compensation arising from the Company having entered into the convertible debenture financing in March 2023 without first consulting Benchmark. No legal proceedings have been instigated, and the parties are continuing to discuss a resolution to this matter.

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2023, the SEC completed its review and declared the S-4 registration statement on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, the Company believes that the final outcome will not have a material adverse impact on its financial condition. The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

Note 13 – Subsequent Events

The Company evaluated its June 30, 2023, consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to the end of the period through the date of this report, Yorkville converted an additional $600,000 of principal amount of convertible debentures into 586,049 shares of the Company’s common stock.

Subsequent to the end of the period through the date of this report, $14,000 in consulting Restricted Stock Units (RSUs) issued to Company advisors vested into 11,709 shares of the Company’s common stock.

Operating Leases

On July 20, 2023, the Company entered into an operating lease agreement (the “Iowa Lease”) for the lease of approximately 5,060 rentable square feet of medical laboratory and office space (the “Iowa Premises”) located in Iowa City, Iowa. The Iowa Premises is in addition to the new Chicago premises described below. The term of the Iowa Lease is for five years and four months commencing on August 1, 2023 and terminating on November 30, 2028. The Company will initially pay $8,505 per month ($102,060 on an annualized basis and approximately $20.17 per square foot) in rent commencing on December 1, 2023, which includes its pro rata share of property taxes, insurance and common area maintenance, common area utilities and water. Of the approximate $20.17 per square foot initial rent, $5.17 per square foot yearly rent shall be subject to an annual adjustment after the first 12 months of the Iowa Lease. The first month’s rent was paid at the time of execution of the Iowa Lease.

The Company entered into an operating lease effective August 1, 2023 to move its operations and executive offices to a new office space in Chicago, Illinois. The initial monthly base rent is $12,847 with annual 2% increases until expiration of the lease on November 20, 2026. The first 4 months of rent was abated by the landlord.

Right-of-use (“ROU”) assets and operating lease liabilities will be recorded upon commencement of the operating leases.

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

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2022 Form 10-K that was filed on March 31, 2023. In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note Regarding Forward-Looking Statements.” Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and in the Annual Report on Form 10-K for the year ended December 31, 2022. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Cardio’s ongoing strategy for expanding its business operations includes the following:

•	Develop blood-based products for stroke, congestive heart failure and diabetes;
•	Build out clinical and health economics evidence in order to obtain payer reimbursement for Cardio’s tests;
•	Expand its testing process outside of a single high complexity CLIA laboratory to multiple laboratories, including hospital laboratories;
•	Introduce the test across several additional key channels, including health systems and self-insured employers; and
•	Pursue the potential acquisition of one or more synergistic companies in the telemedicine, AI or remote patient monitoring space.

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

The Business Combination had a significant impact on the Company’s reported financial position and results as a consequence of the reverse recapitalization. As noted in Note 1 to the Company’s consolidated financial statements, the Company’s financial position reflects current liabilities that include existing, deferred liabilities originally incurred by Mana that are payable by the Company to Ladenburg Thalmann & Co., Inc. (“Ladenburg”) and I-Bankers Securities, Inc. (“I-Bankers”), the underwriters of Mana’s initial public offering, and The Benchmark Company, LLC (“Benchmark”), the M&A advisor Mana retained in connection with the Business Combination. The aggregate amount of the liabilities owed to these investment bankers, as assumed by the Company in connection with the Business Combination, totals $928,500. This sum reflects a decrease in the amount of the original liabilities incurred by Mana, including a 30% decrease in the liability owed to Ladenburg and I-Bankers and a 46% decrease in the original liability incurred by Mana to Benchmark. The $928,500 is due and payable to the investment bankers on October 25, 2023. On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of June 30, 2023, the remaining assumed liabilities balance was $435,000.

In addition, the Company received only $4,021 in cash from the SPAC trust account after the payment of transaction costs and outstanding accounts payable, primarily as a result of a redemption rate of over 99% by the holders of Mana’s publicly-traded Common Stock, which shares had a redemption right in connection with the Business Combination. Specifically, Mana’s public stockholders exercised their right to redeem 6,465,452 shares of Common Stock, which constituted approximately 99.5% of the shares with redemption rights, for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892. In accounting for the reverse recapitalization, Legacy Cardio’s 1,976,749 issued and outstanding shares of common stock were reversed, and the Mana shares of common stock, totaling 9,514,743, were recorded, as described in Note 2.

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

COVID-19 Impact 9

The global COVID-19 pandemic continues to evolve. The extent of the impact of the COVID-19 pandemic on Cardio’s business, operations and development timelines and plans remains uncertain and will depend on certain developments, including the duration and recurrence of the outbreak and its impact on Cardio’s development activities, third-party manufacturers, and other third parties with whom Cardio does business, as well as its impact on regulatory authorities and Cardio’s key scientific and management personnel.

The ultimate impact of the COVID-19 pandemic is highly uncertain and subject to change. To the extent possible, Cardio is conducting business as usual, with necessary or advisable modifications to employee travel and with certain of its employees working remotely all or part of the time. Cardio will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter our operations, including those that federal, state or local authorities may require, or that we determine in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the COVID-19 pandemic may affect our future business, operations and development timelines and plans, including the resulting impact on Cardio’s expenditures and capital needs, remains uncertain.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended June 30, 2023 and 2022:

The following table presents summary consolidated operating results for the three-month periods indicated:

	Three Months Ended June 30,
	2023	2022
Revenue
Revenue	$1,725	$—

Operating Expenses
Sales and marketing	31,608	26,806
Research and development	12,317	5,041
General and administrative expenses	2,506,148	751,117
Amortization	4,793	4,000
Total operating expenses	(2,554,866)	(786,964)
Other (expense) income	(1,469,764)	(55,034)
Net (loss)	$(4,022,902)	$(841,998)

Comparisons for the six months ended June 30, 2023 and 2022:

The following table presents summary consolidated operating results for the six-month periods indicated:

	Six Months Ended June 30,
	2023	2022
Revenue
Revenue	$1,725	$—

Operating Expenses
Sales and marketing	81,159	49,204
Research and development	98,982	6,171
General and administrative expenses	4,068,276	956,144
Amortization	9,578	8,000
Total operating expenses	(4,257,995)	(1,019,519)
Other (expense) income	(799,253)	(112,534)
Net (loss)	$(5,055,523)	$(1,132,053)

Net Loss

Cardio’s net loss for the three months ended June 30, 2023, was $4,022,905 as compared to $841,998 for the three months ended June 30, 2022, an increase of $3,180,907. The increase in net loss was primarily the result of an increase in General and Administrative expenses and interest expenses related to the sale and issuance of convertible debentures in March 2023.

Cardio’s net loss for the six months ended June 30, 2023, was $5,055,523 as compared to $1,132,053 for the six months ended June 30, 2022, an increase of $3,923,470, The increase in net loss was primarily the result of an increase in General and Administrative expenses and interest expenses related to the sale and issuance of convertible debentures in March 2023.

Revenue

Cardio had $1,725 and $0 in revenue for the three months ended June 30, 2023 and 2022, respectively.

Cardio had $1,725 and $0 in revenue for the six months ended June 30, 2023 and 2022, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended June 30, 2023 were $31,608 as compared to $26,806 for the three months ended June 30, 2022, an increase of $4,802. The overall increase was due to an increase in sales and marketing efforts after the Business Combination.

Expenses related to sales and marketing for the six months ended June 30, 2023 were $81,159 as compared to $49,204 for the six months ended June 30, 2022, an increase of $31,955. The overall increase was due to an increase in sales and marketing efforts after the Business Combination.

Research and Development

Research and development expense for the three months ended June 30, 2023 was $12,317 as compared to $5,041 for three months ended June 30, 2022, an increase of $7,276. The increase was attributable to laboratory runs performed in the 2023 period on new product offerings in the pipeline.

Research and development expense for the six months ended June 30, 2023 was $98,982 as compared to $6,171 for six months ended June 30, 2022, an increase of $92,811. The increase was attributable to laboratory runs performed in the 2023 period on recently launched product, PrecisionCHD, and new product offerings in the pipeline.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $2,506,148 as compared to $751,117 for the three months ended June 30, 2022, an increase of $1,755,031. The overall increase is primarily due to an increase in personnel, legal and accounting expenses related to financing and merger transactional activity, and increased expenses associated with being a publicly-traded company.

General and administrative expenses for the six months ended June 30, 2023 were $4,068,276 as compared to $956,144 for the six months ended June 30, 2022, an increase of $3,112,132. The overall increase is primarily due to an increase in personnel, legal and accounting expenses related to financing and merger transactional activity, and increased expenses associated with being a publicly-traded company.

Amortization

Amortization expense for the three months ended June 30, 2023 was $4,793 as compared to $4,000 for the three months ended June 30, 2022. The total amortization expense includes the amortization of intangible assets.

Amortization expense for the six months ended June 30, 2023 was $9,578 as compared to $8,000 for the six months ended June 30, 2022. The total amortization expense includes the amortization of intangible assets.

Other income (expenses):

Total other income (expenses) for the three months ended June 30, 2023, was $(1,469,764) as compared to $(55,034) for the three months ended June 30, 2022. The total other income (expenses) for the three months ended June 30, 2023 consists of interest expense of $1,051,916 and loss on extinguishment of debt of $364,295, offset by change in fair value of derivative liability of $53,816 and interest income of $263. Interest expense includes amortization of original issuance discount of $124,658, amortization of debt discount related to the derivative liability of $918,387, and interest on finance agreement of $8,871.

Total other income (expenses) for the six months ended June 30, 2023 was $(799,253) as compared to $(112,534) for the six months ended June 30, 2022. The total other income (expenses) for the six months ended June 30, 2023 consists of interest expense of $6,068,527 and loss on extinguishment of debt of $364,295 offset by change in fair value of derivative liability of $5,633,085 and interest income of $484. Interest expense includes amortization of original issuance discount of $156,164, amortization of debt discount related to the derivative liability of $1,201,949, and $4,692,672 related to the excess fair value of the derivative liability in excess of the book value of the convertible note at inception, and interest on finance agreement of $17,742.

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

Our principal sources of liquidity have been proceeds from the issuance of equity and warrant exercises. More recently, upon signing the YA Securities Purchase Agreement on March 8, 2023, we issued and sold to YA II PN, Ltd. (“Yorkville”) a Convertible Debenture in the principal amount of $5.0 million for a purchase price of $4.5 million (the “First Convertible Debenture”) to provide additional liquidity. Pursuant to the YA Securities Purchase Agreement, the parties further agreed that we will issue and sell to Yorkville, and Yorkville will purchase from us, a second Convertible Debenture in the principal amount of $6.2 million for a purchase price of $5.58 million, subject to the satisfaction or waiver of the conditions set forth in the YA Securities Purchase Agreement. The conditions include, but are not limited to: (i) the SEC shall have declared effective a resale registration statement covering shares of Common Stock issuable upon conversion of the First Convertible Debenture; and (ii) we shall have obtained stockholder approval for the issuance of the shares of Common Stock issuable upon conversion of the Debentures that would be in excess of the “Exchange Cap” (as defined in the YA Securities Purchase Agreement). The SEC declared effective the resale registration statement on April 11, 2023. By letter agreement dated June 2, 2023 (the “Amendment”), we agreed with Yorkville that the date of the Second Closing will be September 15, 2023 (or such other date that is mutually agreed upon by the parties), provided that as of such date, the conditions to the Second Closing as set forth in Sections 6 and 7 of the Securities Purchase Agreement have been satisfied or waived.

Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, including investments and acquisitions, and to pay $928,500 of deferred contractual obligations originally incurred by Mana to its investment bankers, which is payable on October 25, 2023, as well as other accounts payable. On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted Ladenburg’s early pay discount offer and paid Ladenburg the net balance due and payable of $419,475. As of June 30, 2023, the remaining assumed liabilities balance was $435,000.

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

In each fiscal year since our inception, we have incurred losses from operations and generated negative cash flows from operating activities. Our total current liabilities as of June 30, 2023 are $3,848,380. As noted above, on March 8, 2023, we issued and sold the First Convertible Debenture, thereby increasing our current liabilities by $5.0 million, with the expectation that we will issue and sell the Second Convertible Debenture in the principal amount of $6.2 million in the third quarter of 2023. Through June 30, 2023, the debenture holder has converted an aggregate of $2,150,000 in principal and has been issued a total of 1,474,703 shares of common stock at an average per share price of $1.4579.

We received less proceeds from the Business Combination than we initially expected. The projections that we prepared in June 2022 in connection with the Business Combination assumed that we would receive at least an aggregate of $15 million in capital from the Business Combination and the Legacy Cardio private placements conducted in 2022 prior to the Business Combination. This base amount anticipated at least $5.0 million in proceeds remaining in the Trust Account following payment of the requested redemptions and other transaction costs. At Closing, we received only $4,021 in cash from the Trust Account due to higher than expected redemptions by Mana public stockholders and higher than expected expenses in connection with the Business Combination and residual Mana expenses. Accordingly, we have had less cash available to pursue our anticipated growth strategies and new initiatives than we projected. This has caused, and may continue to cause, significant delays in, or limit the scope of, our planned acquisition strategy and our planned product expansion timeline. Our failure to achieve our projected results could harm the trading price of our securities and our financial position, and adversely affect our future profitability and cash flows.

Because of the extremely high rate of redemptions by Mana public stockholders in connection with the Business Combination and higher than anticipated transaction costs, we received almost no Trust Account proceeds to pursue our anticipated growth strategies and new initiatives, including our acquisition strategy. This has had a material impact on our projected estimates and assumptions and actual results of operations and financial condition. We recorded nominal revenue in 2022 of $950 and through the six months ended June 30, 2023, we have recorded only $1,725 in revenue in 2023. We expect that revenue in 2023 will also fall far short of the 2022 projections. Nevertheless, we believe that the fundamental elements of our business strategy remain unchanged, although the scale and timing of specific initiatives have been temporarily negatively impacted as a result of having significantly less than anticipated capital on hand following the Business Combination.

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

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $3.90 per share of Common Stock. We believe the likelihood that warrant holders will exercise their Warrants and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.00 on August 11, 2023. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, we believe holders of our Public Warrants, Sponsor Warrants and Private Placement Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at June 30, 2023 totaled $5,044,328 as compared to $4,117,521 at December 31, 2022, an increase of $926,807. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$2,941,900	$580,862
Net cash used in investing activities	140,273	38,606
Net cash provided by financing activities	4,008,979	9,766,727

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2023 was $2,941,900 as compared to $580,862 for the six months ended June 30, 2022. The cash used in operations during the six months ended June 30, 2023 is a function of net loss of $5,055,523 adjusted for the following non-cash operating items: amortization of $9,578, $1,145,273 in stock-based compensation, $6,050,78 in non-cash interest expense, offset by $5,633,085 in change in fair value of derivative liability, $364,295 loss on extinguishment of debt, an increase of $1,050 in accounts receivable, an increase of $559,026 in prepaid expenses and other current assets, an increase in deposits of $7,900 and a decrease of $373,298 in accounts payable and accrued expenses.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2023 was $140,273 compared to $38,606 for the six months ended June 30, 2022. The cash used in investing activities for the six months ended June 30, 2023 was due to purchases of property and equipment and patent costs incurred

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023, was $4,508,979 as compared to $9,766,727 for the six months ended June 30, 2022. This change was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount (“OID”) of $500,000, $390,000 in proceeds from exercise of warrants, offset by $566,021 in payments pursuant to a finance agreement, all of which occurred during the six months ended June 30, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

The following summarizes Cardio’s contractual obligations as of June 30, 2023 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

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

On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of June 30, 2023, the remaining assumed liabilities balance was $435,000.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Revenue Recognition

The Company hosts its products, Epi+Gen CHD™ and PrecisionCHD™ on InTeleLab’s Elicity platform (the “Provider”). The Provider collects payments from patients upon completion of eligibility screening. Upon receiving a sample collection kit from the Company, patients send their samples to MOgene (the “Lab”), a high complexity CLIA lab, which performs the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the Provider via their platform. Revenue is recognized upon receipt of payments from the Provider for each completed test at the end of each month.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023. These risk factors describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The Iowa Lease

On July 20, 2023, the Company entered into a lease agreement (the “Iowa Lease”) with 246 Group, LC, dba North Point Crossing, for the lease of approximately 5,060 rentable square feet of medical laboratory and office space (the “Iowa Premises”) known as Suite D, 2545 North Dodge Street, Iowa City, Iowa. The Iowa Premises is in addition to the new Chicago premises described below.

The term of the Iowa Lease is for five years and four months commencing on August 1, 2023 and terminating on November 30, 2028. The Company will initially pay $8,505 per month ($102,060 on an annualized basis and approximately $20.17 per square foot) in rent commencing on December 1, 2023, which includes its pro rata share of property taxes, insurance and common area maintenance, common area utilities and water. Of the approximate $20.17 per square foot initial rent, $5.17 per square foot yearly rent shall be subject to an annual adjustment after the first 12 months of the Iowa Lease. The first month’s rent was paid at the time of execution of the Iowa Lease.

The Company is permitted to occupy the Iowa Premises as of August 1, 2023 for purposes of constructing certain tenant improvements in the Iowa Premises.

The Iowa Lease contains customary representations, warranties, covenants, indemnification provisions, default provisions, and termination provisions for a lease of this nature.

The foregoing description of the Iowa Lease does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of the Iowa Lease, which is attached hereto as Exhibit 10.1 and incorporated herein by this reference.

The Chicago Lease

On June 15, 2023, the Company entered into an office building lease agreement (the “W. Superior Lease Agreement”) with 311 W. Superior, L.L.C., an Illinois limited liability company, for the lease of approximately 4,973 rentable square feet of general office space (the “W. Superior Premises”) known as Suite 444, 311 W. Superior, Chicago, Illinois. The W. Superior Premises is in addition to the new Iowa Premises described above.

The term of the W. Superior Lease is for 40 months commencing on August 1, 2023 and terminating on November 30, 2026. The Company will initially pay $12,846.92 per month ($154,163 on an annualized basis and approximately $31.00 per square foot) in rent commencing on December 1, 2023, which includes its pro rata share of property taxes, insurance and common area maintenance, common area utilities and water. The base rent will increase annually on August 1 of 2024, 2025 and 2026 to a monthly rate of $13,103.85 ($31.62 per square foot), $13,364.93 ($32.25 per square foot) and $13,634.31 ($32.90 per square foot), respectively. The Company will also be responsible for its 5.4% proportionate share of “Project Operating Costs,” as defined in the W. Superior Lease, to the extent such costs exceed the Project Operating Costs for 2024, which is designated in the W. Superior Lease as the “Base Year.” The Company paid a security deposit of $12,849.50 and first month’s rent for December 2023 upon execution of the W. Superior Lease.

The W. Superior Lease provides a one-time option to extend the lease term for an additional three-year period. The base rent on the extension period will be calculated as a 3% increase over the prior year’s base rent for the first extension year and thereafter, will increase 3% annually for each additional year.

The lease commencement date is the later of August 1, 2023 or upon substantial completion of the “Landlord’s work,” as specified in the W. Superior Lease. However, the Company was granted a pre-term possession right as of July 10, 2023 in order to permit its vendors to install personal IT, signage and additional furniture.

The W. Superior Lease Agreement contains customary representations, warranties, covenants, indemnification provisions, default provisions, and termination provisions for a lease of this nature.

The foregoing description of the W. Superior Lease does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of the W. Superior Lease Agreement, which is attached hereto as Exhibit 10.2 and incorporated herein by this reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	S-4/A	2.1	10/4/22
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	S-4/A	2.2	10/4/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Convertible Debenture, dated March 8, 2023	8-K	4.1	3/13/23
4.5	Description of Securities	10-K	4.5	3/31/23
10.1*§	Lease Agreement, dated July 20, 2023, by and between the Company and 246 Group LC dba North Point Crossing (the “Iowa Lease”)
10.2*	Office Building Lease, dated June 15, 2023, by and between the Company and 311 W. Superior, L.L.C. (the “Chicago Lease”)
10.3	Letter Agreement dated June 2, 2023 amending the Securities Purchase Agreement dated March 8, 2023 (which agreement was previously filed as Exhibit 10.1 to the Original 8-K on March 13, 2023)	8-K	10.1	6/5/23
10.4#	Form of Board of Directors Agreement	8-K	10.1	6/22/23
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
§	Certain of the exhibits or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
+	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cardio Diagnostics Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
#	Indicates a management contract or compensatory contract, plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Date: August 14, 2023	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

