Form 10-Q
period 2023-09-30
Cardio Diagnostics Holdings, Inc.
filed 2023-11-13
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 20,516,940 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Form 10-K”), in Part II, Item 1A of our Form 10-Q for the three months ended March 31, 2023, filed with the SEC on May 15, 2023 and in Part II, Item 1A of this Form 10-Q. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (unaudited)

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$3,629,648	$4,117,521
Accounts receivable	350	—
Prepaid expenses and other current assets	892,300	1,768,366

Total current assets	4,522,298	5,885,887

Long-term assets
Property and equipment	37,233	—
Right of use asset, net	879,284
Intangible assets, net	25,333	37,333
Deposits	12,850	4,950
Patent costs, net	486,309	321,308

Total assets	$5,963,307	$6,249,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$623,075	$1,098,738
Lease liability - current	178,066	—
Convertible notes payable, net	967,184	—
Derivative liability	1,186,783	—
Finance agreement payable	—	849,032

Total current liabilities	2,955,108	1,947,770

Long-term liabilities
Lease liability – long term	720,468	—

Total liabilities	3,675,576	1,947,770

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 13,117,325 and 9,514,743 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	131	95
Additional paid-in capital	15,267,051	10,293,159
Accumulated deficit	(12,979,451)	(5,991,546)

Total stockholders' equity	2,287,731	4,301,708

Total liabilities and stockholders' equity	$5,963,307	$6,249,478

 The accompanying notes are an integral part of these unaudited financial statements.

 CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$10,030	$—	$11,755	$—

Operating expenses
Sales and marketing	34,067	16,369	115,226	65,573
Research and development	38,708	3,190	137,690	9,361
General and administrative expenses	1,376,644	1,127,316	5,444,920	2,083,460
Amortization	4,802	4,000	14,380	12,000

Total operating expenses	1,454,221	1,150,875	5,712,216	2,170,394

Loss from operations	(1,444,191)	(1,150,875)	(5,700,461)	(2,170,394)

Other income (expenses)
Change in fair value of derivative liability	(31,033)	—	5,602,052	—
Interest income	283	—	767	—
Interest expense	(570,385)	—	(6,638,912)	—
Gain (loss) on extinguishment of debt	112,944	—	(251,351)	—
Acquisition related expense	—	—	—	(112,534)

Total other income (expenses)	(488,191)	—	(1,287,444)	(112,534)

Loss before provision for income taxes	(1,932,382)	(1,150,875)	(6,987,905)	(2,282,928)

Provision for income taxes	—	—	—	—

Net loss	$(1,932,382)	$(1,150,875)	$(6,987,905)	$(2,282,928)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.16)	$(.17)	$(.66)	$(.42)

Weighted average common shares outstanding - basic and fully diluted	11,903,708	6,614,029	10,573,070	5,396,988

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2023 and 2022

(unaudited)

			Additional	Stock
	Common stock		Paid-in	Subscriptions	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Totals

Balances, December 31, 2022	9,514,743	$95	$10,293,159	$—	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	—	390,000

Restricted stock awards vested	1,092	—	4,000	—	—	4,000

Placement agent fee	—	—	(315,000)	—	—	(315,000)

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	—	74,025

Net loss					(1,032,618)	(1,032,618)

Balances, March 31, 2023	9,615,835	$96	$10,446,183	$—	$(7,024,164)	$3,422,115

Restricted stock awards vested	87,917	1	105,999	—	—	106,000

Notes payable converted to common stock	1,474,703	15	2,368,026	—	—	2,368,041

Compensation for vested stock options	—	—	1,035,273	—	—	1,035,273

Net loss					(4,022,905)	(4,022,905)

Balances, June 30, 2023	11,178,455	$112	$13,955,481	$—	$(11,047,069)	$2,908,524

Restricted stock awards vested	177,807	2	71,998	—	—	72,000

Notes payable converted to common stock	1,761,063	17	1,239,572	—	—	1,239,589

Net loss					(1,932,382)	(1,932,382)

Balances, September 30, 2023	13,117,325	$131	$15,267,051	$—	$(12,979,451)	$2,287,731

Balances, December 31, 2021	4,223,494	$42	$2,398,628	$—	(1,330,561)	$1,068,109

Net loss		—	—	—	(290,055)	(290,055)

Balances, March 31, 2022	4,223,494	$42	$2,398,628	$—	$(1,620,616)	$778,054

Common stock and warrants issued for cash	2,291,445	23	10,963,014	(100,001)	—	10,863,036

Placement agent fee	—	—	(1,096,309)	—	—	(1,096,309)

Net loss					(841,998)	(841,998)

Balances, June 30, 2022	6,514,939	$65	$12,265,333	$(100,001)	$(2,462,614)	$9,702,783

Common stock issued for cash	193,427	2	1,022,998	100,001	—	1,123,001

Placement agent fee	—	—	(102,295)	—	—	(102,295)

Warrants converted to common stock	66,465	1	(1)	—	—	—

Net loss					(1,150,875)	(1,150,875)

Balances, September 30, 2022	6,774,831	$68	$13,186,035	$—	$(3,613,489)	$9,572,614

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,987,905)	$(2,282,928)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,377	—
Amortization	48,426	12,000
Acquisition related expense	—	112,534
Stock-based compensation expense	1,217,273	—
Non-cash interest expense	6,612,298	—
Change in fair value of derivative liability	(5,602,052)	—
Loss on extinguishment of debt	251,351	—
Changes in operating assets and liabilities:
Accounts receivable	(350)	901
Prepaid expenses and other current assets	876,066	(39,569)
Deposits	(7,900)	(4,950)
Accounts payable and accrued expenses	(401,638)	231,309
Lease liability	6,556	—

NET CASH USED IN OPERATING ACTIVITIES	(3,986,498)	(1,970,703)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(38,610)	—
Repayment of deposit for acquisition		137,466
Payments for notes receivable		(433,334)
Payments for right of use asset	(21,352)
Patent costs incurred	(167,381)	(69,621)

NET CASH USED IN INVESTING ACTIVITIES	(227,343)	(365,489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of original issue discount of $500,000	4,500,000	—
Proceeds from exercise of warrants	390,000	—
Payments of placement agent fee	(315,000)	(1,198,604)
Proceeds from sale of common stock and warrants	—	11,986,037
Payments of finance agreement	(849,032)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,725,968	10,787,433

NET INCREASE (DECREASE) IN CASH	(487,873)	8,451,241

CASH - BEGINNING OF PERIOD	4,117,521	512,767

CASH - END OF PERIOD	$3,629,648	$8,964,008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$26,613	$—

Non-cash investing and financing activities:
Common stock issued for subscriptions receivable	$—	$—
Debt discount related to derivative liability	5,000,000	—
Notes payable converted to common stock	3,300,000	—
Adjustment to liabilities assumed in acquisition	74,025	—
Right of use asset added for operating lease	891,978	—

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

NOTES TO CONDENSED  CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements presented are those of Cardio Diagnostics Holdings, Inc. (the “Company”) and its wholly-owned subsidiary, Cardio Diagnostics, Inc. (“Legacy Cardio”). The Company was incorporated as Mana Capital Acquisition Corp. (“Mana”) under the laws of the state of Delaware on May 19, 2021, and Legacy Cardio was formed on January 16, 2017 as an Iowa limited liability company (Cardio Diagnostics, LLC) and was subsequently incorporated as a Delaware C-Corp on September 6, 2019. The Company was formed to develop and commercialize a patent-pending Artificial Intelligence (“AI”)-driven DNA biomarker testing technology (“Core Technology”) for cardiovascular disease invented at the University of Iowa by the Company’s Founders, with the goal of becoming one of the leading medical technology companies for enabling precision prevention, early detection and treatment of cardiovascular disease. The Company is transforming the approach to cardiovascular disease from reactive to proactive. The Core Technology is being incorporated into a series of products for major types of cardiovascular disease and associated co-morbidities including coronary heart disease (“CHD”), stroke, heart failure and diabetes.

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US Generally Accepted Accounting Principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

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

Note 2 – Merger Agreement and Reverse Recapitalization

As discussed in Note 1, on October 25, 2022, the Company (formerly known as Mana) and Legacy Cardio entered into the Merger Agreement, which has been accounted for as a reverse recapitalization in accordance with GAAP. Pursuant to the Merger Agreement, the Company acquired cash of $4,021 and assumed liabilities of $928,500 from Mana. The liabilities of $854,775, net of an early payment discount of $74,025 issued by a vendor on March 22, 2023, are payable to two investment bankers and due on October 25, 2023. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of September 30, 2023, the remaining post-merger liabilities balance was $435,000. As of the date of this filing of this report, the remaining assumed liabilities balance of $435,000 was paid.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months ended September 30, 2023 and 2022.

	2023	2022
Liabilities:
Balance of derivative liabilities - beginning of period	$—	$—
Issued	9,192,672	—
Converted	(2,403,837)	—
Change in fair value recognized in operations	(5,602,052)	—
Balance of derivative liabilities - end of period	$1,186,783	$—

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2023, for each fair value hierarchy level:

September 30, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$1,186,783	$1,186,783

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging Activities.

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

Revenue Recognition

The Company hosts its products, Epi+Gen CHD™ and PrecisionCHD™ on a telemedicine provider platform (the “Provider”). The Provider collects payments from patients upon completion of eligibility screening. Upon receiving a sample collection kit from the Company, patients send their samples to an experienced laboratory with appropriate Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification and state licensure (the “Lab”), which performs the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the Provider via their platform. The Provider is invoiced at the end of each month for each completed test. Revenue is recognized upon issuance of the invoice to the Provider.

For provider organizations such as concierge medicine and executive health practices, the Company’s products are shared during a sales outreach to the organization (emails, calls, events, etc.). The provider organization places a request for a number of sample collection kits for each test. When the provider orders either test for a patient, it sends the test requisition form to the Company and the patient’s blood sample to the Lab, which performs the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering provider. An invoice is sent to a provider organization at the end of every month for the tests performed that month, generally with a net 30 term. Revenue is recognized upon issuance of the invoice to the provider organization.

For a Group Purchasing Organization (“GPO”), the pricing and payments terms are negotiated in the contracting phase. A GPO member organization (a “Provider Organization”) places a request for a number of sample collection kits for each test. When the Provider Organization orders either test for a patient, it sends the test requisition form to the Company and the patient’s blood sample to the Lab, which perform the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering provider. An invoice is sent to the Provider Organization at the end of every month for the tests performed that month or at the time of order, with the terms agreed upon with the GPO. Revenue is recognized upon issuance of invoice to the Provider Organization.

The Company accounts for revenue under Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. The modified retrospective adoption used by the Company did not result in a material cumulative effect adjustment to the opening balance of accumulated deficit.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the nine months ended September 30, 2023 and 2022 were $137,690 and $9,361, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $115,226 and $65,573 were charged to operations for the nine months ended September 30, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of September 30, 2023 and December 31, 2022. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Patent Costs

The Company accounts for patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. The Company is in the process of evaluating each of its patent’s estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2023 and December 31, 2022:

	2023	2022

Office and computer equipment	$11,683	$—
Furniture and fixtures	26,927	—
Less: Accumulated depreciation	(1,377)	—
Total	$37,233	$—

Depreciation expense of $1,377 and $0 was charged to operations for the nine months ended September 30, 2023 and 2022, respectively.

Note 5 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Know-how license	$80,000	$(54,667)	$25,333	5
Total	$80,000	$(54,667)	$25,333

Amortization expense charged to operations was $12,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6 – Patent Costs

As of September 30, 2023, the Company has three pending patent applications. The initial patent applications consist of a US patent and international patents filed in six countries. The US patent was granted on August 16, 2022. The EU patent was granted on March 31, 2021. The validation of the EU patent in each of the six countries is pending. Legal fees associated with the patents totaled $486,309 and $321,308, net of accumulated amortization of $2,380 and $0 as of September 30, 2023 and December 31, 2022, respectively, and are presented in the balance sheet as patent costs. Amortization expense charged to operations was $2,380 for the nine months ended September 30, 2023.

Note 7 – Operating Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company's consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, net of current portion in the Company's audited consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. The Company used the implicit rate in the lease in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are generally not included in ROU assets and liabilities.

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

September 30, 2023
Operating Lease:
Operating lease right-of-use assets, net	$879,284
Current portion of operating lease liabilities	178,066
Operating lease liabilities, net of current portion	720,468

As of September 30, 2023, the weighted-average remaining lease terms of the two operating leases were 3.2 years and 5.2 years, respectively. The weighted-average discount rates for the operating leases were 4.57% and 4.24%, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2023, the weighted-average remaining lease terms of the two operating leases were 3.2 years and 5.2 years, respectively. The weighted-average discount rates for the operating leases were 4.57% and 4.24%, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2023	$21,352
2024	257,508
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total lease payments	985,238
Less: Imputed interest	86,704
Present value of lease liabilities	$898,534

At September 30, 2023, the Company had the following future minimum payments due under the non-cancelable lease:

2023	$21,352
2024	257,508
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$985,238

Consolidated rental expense for all operating leases was $97,815 and $33,994 for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,352
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	6,556

Note 8 – Finance Agreement Payable

On October 31, 2022, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2022. The amount financed of $1,037,706 is payable in 11 monthly installments plus interest at a rate of 6.216% through September 28, 2023. Finance agreement payable was $0 and $849,032 at September 30, 2023 and December 31, 2022, respectively.

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2023 and 2022 as the result would be anti-dilutive.

	Nine Months Ended
	September 30,
	2023	2022

Stock warrants	7,854,620	7,954,620
Stock options	2,584,599	1,759,599
Total shares excluded from calculation	10,439,219	9,714,219

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 – Stockholders’ Equity

Stock Transactions

Pursuant to the Business Combination Agreement, on October 25, 2022, the Company issued the following securities:

Holders of conversion rights issued as a component of units in Mana’s initial public offering (the “Public Rights”) were issued an aggregate of 928,571 shares of the Company’s common stock.

Holders of existing shares of common stock of Legacy Cardio and the holder of equity rights of Legacy Cardio (together, the “Legacy Cardio Stockholders”) received an aggregate of 6,883,306 shares of the Company’s Common Stock, calculated based on the exchange ratio of 3.427259 pursuant to the Merger Agreement (the “Exchange Ratio”) for each share of Legacy Cardio Common Stock held or, in the case of the equity rights holder, that number of shares of the Company’s Common Stock equal to 1% of the Aggregate Closing Merger Consideration, as defined in the Merger Agreement.

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

During the nine months ended September 30, 2023, the Company issued 35,724 common shares to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $32,000.

During the nine months ended September 30, 2023, the Company issued 231,092 common shares to the independent directors of the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $150,000.

In connection with the convertible notes payable (see Note 11 below), the noteholder converted $3,300,000 of the principal balance into 3,235,766 shares of common stock during the nine months ended September 30, 2023. The number of shares of common stock issued was determined based on the terms of the convertible notes.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

All of the warrants issued by Legacy Cardio were exchanged in the Business Combination for warrants of the Company based on the merger exchange ratio.

Warrant activity during the nine months ended September 30, 2023 and 2022 follows:

		Weighted	Average Remaining
	Warrants Outstanding	Average Exercise Price	Contractual Life (Years)
Warrants outstanding at December 31, 2021	215,654	$13.35	5.90
Warrants granted	7,738,966	—
Warrants outstanding at September 30, 2022	7,954,620	$15.85	4.75
Warrants outstanding at December 31, 2022	7,954,620	9.63	4.46
Warrants exercised	(100,000)	13.35
Warrants outstanding at September 30, 2023	7,854,620	$9.70	3.72

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

Option activity during the nine months ended September 30, 2023 and 2022 follows:

		Weighted	Average Remaining
	Options Outstanding	Average Exercise Price	Contractual Life (Years)
Options outstanding at December 31, 2021	—	$—
Options granted	1,759,599	3.90
Options outstanding at September 30, 2022	1,759,599	$15.85	9.61
Options outstanding at December 31, 2022	1,759,599	3.90	9.35
Options granted	825,000	1.26
Options outstanding at September 30, 2023	2,584,599	$3.06	9.13

Note 11 – Convertible Notes Payable

On March 8, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”) under which the Company agreed to sell and issue to Yorkville convertible debentures (“Convertible Debentures”) in a gross aggregate principal amount of up to $11.2 million (“Subscription Amount”). The Convertible Debentures are convertible into shares of common stock of the Company and are subject to various contingencies being satisfied as set forth in the Securities Purchase Agreement. The notes are convertible at any time through the maturity date, which, in each case, is one year from the date of issuance. The conversion price shall be determined on the basis of 92% of the two lowest VWAP (Volume Weighted Average Prices) of the Common Stock during the prior seven trading day period, initially with a floor conversion price of $0.55, but subsequently lowered by mutual agreement of the parties to $0.20.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On March 8, 2023, the Company issued and sold to Yorkville a Convertible Debenture in the principal amount of $5.0 million, for which it received $4.5 million, with a $500,000 original issue discount (“OID”). Interest on the outstanding principal balance accrues at a rate of 0% and will increase to 15% upon an Event of Default for so long as it remains uncured.

The Company recorded a debt discount related to identified embedded derivatives relating to the conversion features based on fair values as of the inception date of the note. The calculated debt discount, including the OID, equaled the face of the note and is being amortized over the term of the note.

Convertible notes payable of $967,184 at September 30, 2023 is presented net of debt discount of $732,816.

At a special meeting of stockholders held on May 26, 2023, the Company obtained stockholder approval to issue and sell the second Convertible Debenture to Yorkville. On June 2, 2023, the Company entered into a Letter of Agreement with Yorkville pursuant to which Yorkville and the Company agreed that the date of the Second Closing shall be September 15, 2023 (or such other date that is mutually agreed by the Company and Yorkville). On September 13, 2023, the parties entered into a new Letter of Agreement pursuant to which they agreed that the date of the Second Closing will be December 29, 2023 (or such other date as the Company and Yorkville may mutually agree). Due to the decline in the stock price since the issuance of the initial Convertible Debenture, additional stockholder approval may be required in order to have a sufficient number of shares available for issuance of shares of common stock upon conversion of the second Convertible Debenture. A proposal that would give the Company that needed flexibility is being presented to the stockholders at its annual meeting to be held on December 4, 2023. If the proposal is not approved, depending on the then-current stock prices, the Company may not have a sufficient number of shares available to fully convert a $6.2 million Convertible Debenture, if issued in full.

Note 12 – Derivative Liability

The Company has determined that the conversion features embedded in the convertible notes described in Note 11 contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception which aggregated $4,692,672. The Company used the Binomial Black-Scholes Option Pricing model to value the conversion features.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Nine Months Ended
September 30, 2023
Annual dividend yield	—
Expected life (years)	1.0
Risk-free interest rate	4.89% - 5.56%
Expected volatility	164% - 185%
Exercise price	$0.35 – 3.53
Stock price	$0.37 – 5.32

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11), the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 13 – Commitments and Contingencies

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed the business combination on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Legacy Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, the Company and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, the parties agreed that the Company would pay Benchmark $230,000 at the closing of the business combination and an additional $435,000 on October 25, 2023. Both of those payments have been made in full. In addition, the Amendment Engagement provided that Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction (see Note 11) without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company is evaluating the claim. No legal proceedings have been instigated.

Demand Letter and Potential Mootness Fee Claim

On September 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2023, the SEC completed its review and declared the S-4 registration statement on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the September 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, the Company believes that the final outcome will not have a material adverse impact on its financial condition. The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

Note 14 – Subsequent Events

The Company evaluated its September 30, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to the end of the period through the date of the filing of this report, Yorkville converted the remaining $1,700,000 principal balance of its first tranche convertible debentures into 7,386,353 shares of the Company’s common stock. As of the date of this report, the initial $5,000,000 Convertible Debenture has been converted in full.

Subsequent to the end of the period through the date of the filing of this report, $4,000 in consulting Restricted Stock Units (RSUs) issued to Company advisors vested into 13,262 shares of the Company’s common stock.

Post Merger Liabilities Balance Paid

Subsequent to the end of the period through the date of the filing of this report, the remaining assumed post-merger liabilities balance of $435,000 was paid.

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

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2022 Form 10-K that was filed on March 31, 2023. In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note Regarding Forward-Looking Statements.” Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and in the Annual Report on Form 10-K for the year ended December 31, 2022, as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

The Business Combination had a significant impact on the Company’s reported financial position and results as a consequence of the reverse recapitalization. As noted in Note 1 to the Company’s consolidated financial statements, the Company’s financial position reflects current liabilities that include existing, deferred liabilities originally incurred by Mana that are payable by the Company to Ladenburg Thalmann & Co., Inc. (“Ladenburg”) and I-Bankers Securities, Inc. (“I-Bankers”), the underwriters of Mana’s initial public offering, and The Benchmark Company, LLC (“Benchmark”), the M&A advisor Mana retained in connection with the Business Combination. The aggregate amount of the liabilities owed to these investment bankers, as assumed by the Company in connection with the Business Combination, totals $928,500. This sum reflects a decrease in the amount of the original liabilities incurred by Mana, including a 30% decrease in the liability owed to Ladenburg and I-Bankers and a 46% decrease in the original liability incurred by Mana to Benchmark. The $928,500 is due and payable to the investment bankers on October 25, 2023. On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of the date of this filing of this report, the remaining assumed liabilities balance of $435,000 was paid.

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

NASDAQ Letter

On September 21, 2023, the Company received a letter (the "Nasdaq Staff Deficiency Letter”) from The Nasdaq Stock Market LLC ("Nasdaq”) indicating that, for the prior 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until March 19, 2024, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if at any time before March 19, 2024 (the "Compliance Period”), the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.

The Company intends to continue actively monitoring the bid price for its shares of common stock between now and the expiration of the Compliance Period and will consider all available options to resolve the deficiency with every intention to regain compliance with the Minimum Bid Price Requirement.

If the Company does not regain compliance with Rule 5550(a)(2) by March 19, 2024, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification.

Food and Drug Administration Proposed Regulation

The Food and Drug Administration (FDA) issued on September 29 a proposed regulation to regulate laboratory developed tests as medical devices under the Federal Food, Drug and Cosmetic Act.  The FDA has proposed that the requirements, including the submission of Medical Device Reports, company registration with the FDA, complying with the Quality System Regulation, and submission of marketing applications, be phased in over a four-year period.   If enacted as proposed, the Proposed Rule will have a profound impact on clinical labs that offer LDTs, and would impose significant additional costs on the Company.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended September 30, 2023 and 2022:

The following table presents summary consolidated operating results for the three-month periods indicated:

	Three Months Ended September 30,
	2023	2022
Revenue
Revenue	$10,030	$—

Operating Expenses
Sales and marketing	34,067	16,369
Research and development	38,708	3,190
General and administrative expenses	1,376,644	1,127,316
Amortization	4,802	4,000
Total operating expenses	(1,454,221)	(1,150,875)
Other (expense) income	(488,191)	—
Net (loss)	$(1,932,382)	$(1,150,875)

Comparisons for the nine months ended September 30, 2023 and 2022:

The following table presents summary consolidated operating results for the nine-month periods indicated:

	Nine Months Ended September 30,
	2023	2022
Revenue
Revenue	$11,755	$—

Operating Expenses
Sales and marketing	115,226	65,573
Research and development	137,690	9,361
General and administrative expenses	5,444,920	2,083,460
Amortization	14,380	12,000
Total operating expenses	(5,712,216)	(2,170,394)
Other (expense) income	(1,287,444)	(112,534)
Net (loss)	$(6,987,905)	$(2,282,928)

Net Loss

Cardio’s net loss for the three months ended September 30, 2023 was $1,932,382 as compared to $1,150,875 for the three months ended September 30, 2022, an increase of $781,507. The increase in net loss was primarily the result of an increase in General and Administrative expenses associated with being a public company.

Cardio’s net loss for the nine months ended September 30, 2023, was $6,987,905 as compared to $2,282,928 for the nine months ended September 30, 2022, an increase of $4,704,977, The increase in net loss was primarily the result of an increase in General and Administrative expenses and interest expenses related to the sale and issuance of convertible debentures in March 2023.

Revenue

Cardio had $10,030 and $0 in revenue for the three months ended September 30, 2023 and 2022, respectively.

Cardio had $11,755 and $0 in revenue for the nine months ended September 30, 2023 and 2022, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended September 30, 2023 were $34,067 as compared to $16,369 for the three months ended September 30, 2022, an increase of $17,698. The overall increase was due to an increase in sales and marketing efforts after the Business Combination.

Expenses related to sales and marketing for the nine months ended September 30, 2023 were $115,226 as compared to $65,573 for the nine months ended September 30, 2022, an increase of $49,653. The overall increase was due to an increase in sales and marketing efforts after the Business Combination.

Research and Development

Research and development expense for the three months ended September 30, 2023 was $38,708 as compared to $3,190 for three months ended September 30, 2022, an increase of $35,518. The increase was attributable to laboratory runs performed in the 2023 period on new product offerings in the pipeline.

Research and development expense for the nine months ended September 30, 2023 was $137,690 as compared to $9,361 for nine months ended September 30, 2022, an increase of $128,329. The increase was attributable to laboratory runs performed in the 2023 period on recently launched product, PrecisionCHD, and new product offerings in the pipeline.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $1,376,644 as compared to $1,127,316 for the three months ended September 30, 2022, an increase of $249,328. The overall increase is primarily due to an increase in personnel, legal and accounting expenses related to financing and merger transactional activity, and increased expenses associated with being a publicly-traded company.

General and administrative expenses for the nine months ended September 30, 2023 were $5,444,920 as compared to $2,083,460 for the nine months ended September 30, 2022, an increase of $3,361,460. The overall increase is primarily due to, an increase in personnel, legal and accounting expenses related to financing and merger transactional activity, increased expenses associated with being a publicly-traded company and stock based compensation.

Amortization

Amortization expense for the three months ended September 30, 2023 was $4,802 as compared to $4,000 for the three months ended September 30, 2022. The total amortization expense includes the amortization of intangible assets.

Amortization expense for the nine months ended September 30, 2023 was $14,380 as compared to $12,000 for the nine months ended September 30, 2022. The total amortization expense includes the amortization of intangible assets.

Other income (expenses):

Total other income (expenses) for the three months ended September 30, 2023, was $(488,191) as compared to $(0) for the three months ended September 30, 2022. The total other income (expenses) for the three months ended September 30, 2023 consists of interest expense of $570,385 and gain on extinguishment of debt of $112,944, offset by change in fair value of derivative liability of $31,033 and interest income of $283. Interest expense includes amortization of original issuance discount of $126,028, amortization of debt discount related to the derivative liability of $435,486, and interest on finance agreement of $8,871.

Total other income (expenses) for the nine months ended September 30, 2023 was $(1,287,444) as compared to $(112,534) for the nine months ended September 30, 2022. The total other income (expenses) for the nine months ended September 30, 2023 consists of interest expense of $6,638,912 and loss on extinguishment of debt of $251,351 offset by change in fair value of derivative liability of $5,602,052 and interest income of $767. Interest expense includes amortization of original issuance discount of $282,192, amortization of debt discount related to the derivative liability of $1,637,435, and $4,692,672 related to the excess fair value of the derivative liability in excess of the book value of the convertible note at inception, and interest on finance agreement of $26,613.

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

Historically, our principal sources of liquidity have been proceeds from the issuance of equity and warrant exercises. More recently, upon signing the YA Securities Purchase Agreement on March 8, 2023, we issued and sold to YA II PN, Ltd. (“Yorkville”) a Convertible Debenture in the principal amount of $5.0 million for a purchase price of $4.5 million (the “First Convertible Debenture”) to provide additional liquidity. Pursuant to the YA Securities Purchase Agreement, the parties further agreed that we will issue and sell to Yorkville, and Yorkville will purchase from us, a second Convertible Debenture in the principal amount of $6.2 million for a purchase price of $5.58 million (the “Second Convertible Debenture”), subject to the satisfaction or waiver of the conditions set forth in the YA Securities Purchase Agreement. The conditions include, but are not limited to: (i) the SEC shall have declared effective a resale registration statement covering shares of Common Stock issuable upon conversion of the First Convertible Debenture; and (ii) we shall have obtained stockholder approval for the issuance of the shares of Common Stock issuable upon conversion of the Debentures that would be in excess of the “Exchange Cap” (as defined in the YA Securities Purchase Agreement). The SEC declared effective the resale registration statement on April 11, 2023. Yorkville began converting the First Convertible Debenture shortly thereafter, and, as of October 26, 2023, the First Convertible Debenture has been converted in full.

By letter agreement dated June 2, 2023, we agreed with Yorkville that the date of the Second Closing will be September 15, 2023 (or such other date that is mutually agreed upon by the parties), provided that as of such date, the conditions to the Second Closing as set forth in Sections 6 and 7 of the Securities Purchase Agreement have been satisfied or waived. On September 13, 2023, we entered into a second letter agreement with Yorkville, changing the date of the Second Closing to December 29, 2023 (or such other date that is mutually agreed upon by the parties), and reducing the conversion price floor to $0.20, subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization. Based on recent stock prices, which have been highly volatile, we might not have a sufficient number of registered shares available for conversion if we complete the Second Closing by issuing a $6.2 million Convertible Debenture, depending on the then-current stock prices. In addition, again, depending on then-current stock prices, we might require additional stockholder approval to issue all of the shares upon conversion of a second Convertible Debenture. At the annual meeting of stockholders to be held on December 4, 2023, we are asking the stockholders to approve the issuance of up to 50,000,000 shares of common stock that could be issued in one or more private transactions, subject to specified limitations set forth in the proxy statement for the annual meeting. If approved, shares allocated to that proposal could be used for conversion of the second Convertible Debenture, if needed.

We continue to explore other financing options, such as equity private placement transactions. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction.

Our primary cash needs are for day-to-day operations, to fund working capital requirements, to fund our growth strategy, including investments and acquisitions, and to pay $928,500 of deferred contractual obligations originally incurred by Mana to its investment bankers, which is payable on October 25, 2023, as well as other accounts payable. On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted Ladenburg’s early pay discount offer and paid Ladenburg the net balance due and payable of $419,475. As of date of this report, the remaining assumed liabilities balance of $435,000 has been paid. Accordingly, as of the date of this report, the Company has paid in full all of the liabilities it assumed in the Business Combination.

Our principal uses of cash in recent periods have been funding operations and paying expenses associated with the Business Combination. Our long-term future capital requirements will depend on many factors, including revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts, and the continuing market adoption of our products. In each fiscal year since our inception, we have incurred losses from operations and generated negative cash flows from operating activities. Our total current liabilities as of September 30, 2023 are $2,955,108. As noted above, on March 8, 2023, we issued and sold the First Convertible Debenture, thereby increasing our current liabilities by $5.0 million. Through September 30, 2023, the debenture holder has converted an aggregate of $3,300,000 in principal and has been issued a total of 3,235,766 shares of common stock at an average per share price of $1.02. As of the date of this report, the debenture holder has converted the entire $5,000,000 in principal and has been issued a total of 10,622,119 shares of common stock at an average per share price of $0.47. The parties have extended the date of the closing for issuance and sale of the Second Convertible Debenture until December 29, 2023 (or such other date as the parties mutually agree). The Company is expecting to generate substantive income from various contracts in 2024, starting in the first quarter of 2024, although the Company still expects to need additional financing either through the Yorkville second tranche or other sources.

We received less proceeds from the Business Combination than we initially expected. The projections that we prepared in September 2022 in connection with the Business Combination assumed that we would receive at least an aggregate of $15 million in capital from the Business Combination and the Legacy Cardio private placements conducted in 2022 prior to the Business Combination. This base amount anticipated at least $5.0 million in proceeds remaining in the Trust Account following payment of the requested redemptions and other transaction costs. At Closing, we received only $4,021 in cash from the Trust Account due to higher than expected redemptions by Mana public stockholders and higher than expected expenses in connection with the Business Combination and residual Mana expenses. Accordingly, we have had less cash available to pursue our anticipated growth strategies and new initiatives than we projected. This has caused, and may continue to cause, significant delays in, or limit the scope of, our planned acquisition strategy and our planned product expansion timeline. Our failure to achieve our projected results has harmed, and could continue to harm, the trading price of our securities and our financial position, and adversely affect our future profitability and cash flows.

Because of the extremely high rate of redemptions by Mana public stockholders in connection with the Business Combination and higher than anticipated transaction costs, we received almost no Trust Account proceeds to pursue our anticipated growth strategies and new initiatives, including our acquisition strategy. This has had a material impact on our projected estimates and assumptions and actual results of operations and financial condition. We recorded nominal revenue in 2022 of $950 and through the nine months ended September 30, 2023, we have recorded only $11,755 in revenue in 2023. As a result, revenue in 2023 will also fall far short of the 2022 projections. Nevertheless, we believe that the fundamental elements of our business strategy remain unchanged, although the scale and timing of specific initiatives have been temporarily negatively impacted as a result of having significantly less than anticipated capital on hand following the Business Combination.

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

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $3.90 per share of Common Stock. We believe the likelihood that warrant holders will exercise their Warrants and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.02 on November 10, 2023. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, we believe holders of our Public Warrants, Sponsor Warrants and Private Placement Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at September 30, 2023 totaled $3,629,648 as compared to $4,117,521 at December 31, 2022, a decrease of $487,873. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$3,986,498	$1,970,703
Net cash used in investing activities	227,343	365,489
Net cash provided by financing activities	3,725,968	10,787,433

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2023 was $3,986,498 as compared to $1,970,703 for the nine months ended September 30, 2022. The cash used in operations during the nine months ended September 30, 2023 is a function of net loss of $6,987,905 adjusted for the following non-cash operating items: depreciation of $1,377, amortization of $48,426, $1,217,273 in stock-based compensation, $6,612,298 in non-cash interest expense, offset by $5,602,052 in change in fair value of derivative liability, $251,351 loss on extinguishment of debt, an increase of $350 in accounts receivable, a decrease of $876,066 in prepaid expenses and other current assets, an increase in deposits of $7,900, a decrease of $401,638 in accounts payable and accrued expenses and an increase in lease liability of $6,556.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2023 was $227,343 compared to $365,489 for the nine months ended September 30, 2022. The cash used in investing activities for the nine months ended September 30, 2023 was due to purchases of property and equipment, right of use asset associated with new office lease and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $3,725,968 as compared to $10,787,433 for the nine months ended September 30, 2022. This change was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount (“OID”) of $500,000, $390,000 in proceeds from exercise of warrants, offset by $315,000 in payments of placement agent fees and $849,032 in payments pursuant to a finance agreement, all of which occurred during the nine months ended September 30, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

The following summarizes Cardio’s contractual obligations as of September 30, 2023 and the effects that such obligations are expected to have on its liquidity and cash flows in future periods:

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

On March 25, 2023, Ladenburg offered the Company a 15% early pay discount on the balance due. On March 27, 2023, the Company accepted the early pay discount and paid Ladenburg the net balance due and payable of $419,475. As of the filing of this report, the remaining assumed liabilities balance of $435,000 was paid in full.

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed a business combination with Mana on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, Cardio and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, the parties agreed that the Company would pay Benchmark $230,000 at the closing of the business combination and an additional $435,000 on October 25, 2023. Both of those payments have been made in full. In addition, the Amendment Engagement provided that Benchmark be granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction (see Note 11 to Notes to Condensed Consolidated Financial Statements) without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company is evaluating the claim. No legal proceedings have been instigated.

Demand Letter and Potential Mootness Fee Claim

On September 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2023, the SEC completed its review and declared the S-4 registration statement effective on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the September 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned-subsidiary, Cardio Diagnostics, Inc. All intercompany accounts and transactions have been eliminated.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Revenue Recognition

The Company hosts its products, Epi+Gen CHD™ and PrecisionCHD™ on a telemedicine provider platform (the “Provider”). The Provider collects payments from patients upon completion of eligibility screening. Upon receiving a sample collection kit from the Company, patients send their samples to an experienced laboratory with appropriate Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification and state licensure (the “Lab”), which performs the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the Provider via their platform. The Provider is invoiced at the end of each month for each completed test. Revenue is recognized upon issuance of the invoice to the Provider.

For provider organizations such as concierge medicine and executive health practices, the Company’s products are shared during a sales outreach to the organization (emails, calls, events, etc.). The provider organization places a request for a number of sample collection kits for each test. When the provider orders either test for a patient, it sends the test requisition form to the Company and the patient’s blood sample to the Lab, which performs the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering provider. An invoice is sent to a provider organization at the end of every month for the tests performed that month, generally with a net 30 term. Revenue is recognized upon issuance of the invoice to the provider organization.

For a Group Purchasing Organization (“GPO”), the pricing and payments terms are negotiated in the contracting phase. A GPO member organization (a “Provider Organization”) places a request for a number of sample collection kits for each test. When the Provider Organization orders either test for a patient, it sends the test requisition form to the Company and the patient’s blood sample to the Lab, which perform the biomarker assessments. Upon receipt of the raw biomarker data from the Lab, the Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering Provider Organization. An invoice is sent to the Provider Organization at the end of every month for the tests performed that month or at the time of order, with the terms agreed upon with the GPO. Revenue is recognized upon issuance of invoice to the Provider Organization.

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

Patent Costs

Cardio accounts for patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. The Company is in the process of evaluating each of its patent’s estimated useful life and will begin amortizing the patents when they are brought to the market or otherwise commercialized.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months and nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as supplemented in our Quarterly Report on Form 10-Q for the three months ended March 31, 2023, except as set forth below. These risk factors, collectively, describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Stock Market.

Our common stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On September 21, 2023, the Company received a letter from Nasdaq indicating that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). As reported on the Company’s Current Report on Form 8-K dated September 25, 2023, the Company has an initial period of 180 calendar days, or until March 19, 2024 to regain compliance. If we fail to regain compliance or fail to continue to meet all applicable continued listing requirements for Nasdaq in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

Our stock price is highly volatile.

While many companies in our stage of development experience significant volatility in the trading prices of their publicly-traded stock, our common stock has experienced extreme volatility. For example, on February 27, 2023, the closing price of the common stock was $1.335 and on March 2, 2023, the stock price closed at $7.90. More broadly, in 2023, the closing stock price has fluctuated between a high of $7.90 and a low of $0.20. These fluctuations have often been unrelated or disproportionate to the operating performance of our company, in which we principally are still working to introduce our tests to various sales channel participants, with little revenue to date. Numerous broad market and industry factors may materially reduce the market price of our common stock and warrants. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. If we effect a reverse stock split in order to regain compliance with Nasdaq’s minimum bid requirement, the public float could be significantly reduced, which could adversely impact stockholders’ ability to sell their shares at times and at prices that fit their individual investment profiles. As a result, stockholders may suffer a loss of their investment.

We may not have a sufficient number of shares of our common stock available to fully convert the $6.2 million convertible debenture, if issued in full, depending on our stock price.

At a special meeting of stockholders held on May 26, 2023, our stockholders approved the issuance of up to 20,363,637 shares of our common stock upon conversion of $11.2 million in principal amount of convertible debentures issued or issuable to Yorkville. The First Convertible Debenture in the principal amount of $5.0 million, issued in March 2023, has been fully converted into an aggregate of 10,622,119 shares, leaving 9,741,518 shares available for issuance upon conversion of a second Convertible Debenture. The Securities Purchase Agreement, as amended, contemplates the issuance of a second Convertible Debenture in the principal amount of $6.2 million. While it is impossible to predict the prices at which Yorkville would convert all or a portion of a second Convertible Debenture, given current stock prices, it is possible that we would not have the ability to issue all of the shares issuable upon conversion without receipt of additional stockholder approval to issue those shares in excess of 9,741,518. A proposal to be put before the stockholders at our annual meeting on December 4, 2023, if approved, would provide the flexibility to use a portion of the shares so approved to satisfy the conversion obligation. However, there is no assurance that the proposal to issue additional shares will be approved by our stockholders. If we are unable to honor the conversion requests, we may be required to repay the outstanding principal balance, accrued interest and any other amounts owed to Yorkville under the second Convertible Debenture, requiring us to use cash resources we otherwise would use to fund operations and grow our business. If a “Trigger Event” were to occur (as defined in the Convertible Debentures), we could be required to make monthly payments to Yorkville prior to the Maturity Date, which is one year from the issuance date. We currently do not have any known source of funds for either the Maturity Date payment or monthly Trigger Event payments. Moreover, to the extent we are required to use cash to fulfill our obligations to Yorkville in lieu of issuing stock, that capital, to the extent we are able to secure it, which we cannot guarantee, is unavailable for working capital and general corporate purposes, which could impede our growth strategy and harm our business.

A proposed new FDA regulation of LDTs could negatively impact our business in the future.

In September 2023, the Food & Drug Administration (the “FDA”) announced a proposed rule regarding laboratory developed tests or LDTs, aimed at helping to ensure the safety and effectiveness of LDTs. The FDA generally considers an LDT to be a test that is developed, validated, used and performed within a single laboratory, such as our tests. The FDA has historically taken the position that it has the authority to regulate LDTs as in vitro diagnostic, or IVD medical devices under the Federal Food, Drug and Cosmetic Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, it has generally chosen not to enforce those requirements to date. The proposed regulation would alter this historical position by classifying LDTs as medical devices, which would likely require us to adhere to a more stringent regulatory framework, including pre-market clearance or approval requirements, quality system regulations, and post-market surveillance obligations. Compliance with these additional regulatory requirements would be time-consuming and expensive, potentially diverting resources from other aspects of our business. The proposed regulation, if adopted, could hinder our ability to introduce new tests to the market in a timely manner, which in turn, could impact our competitive position and market share. Moreover, failure to comply with these and other FDA regulations could result in legal actions, including fines and penalties. If adopted in its proposed form or otherwise, the regulation of LDTs as medical devices could have a significant negative impact on our operations and financial performance. There can be no assurance that we will be able to fully mitigate the risks associated with the FDA's proposed or final regulation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	S-4/A	2.1	10/4/22
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	S-4/A	2.2	10/4/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Convertible Debenture, dated March 8, 2023	8-K	4.1	3/13/23
4.5	Description of Securities	10-K	4.5	3/31/23
10.1	Letter Agreement, dated September 13, 2023, amending the Securities Purchase Agreement dated March 8, 2023 (previously filed as Exhibit 10.1 to the Form 8-K filed on March 13, 2023) and the Letter Agreement, dated June 2, 2023 (previously filed as Exhibit 10.1 to the Amended Form 8-K filed on June 5, 2023)	8-K	10.1	9/14/23
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
+	Furnished herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cardio Diagnostics Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Date: November 13, 2023	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

