Form 10-K
period 2023-12-31
Cardio Diagnostics Holdings, Inc.
filed 2024-04-01
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 001-41097

CARDIO DIAGNOSTICS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0925574
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

311 West Superior Street, Suite 444

Chicago, IL 60654

(Address of principal executive offices and Zip Code)

(302) 281-2147

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001	CDIO	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one share of common stock	CDIOW	The Nasdaq Stock Market LLC

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

As of June 30, 2023, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Capital Market on June 30, 2023) was approximately $9.4 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of April 1, 2024, there were 21,591,119 shares of common stock, par value $0.00001 issued and outstanding.

Documents Incorporated by Reference: None.

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “Cardio,” “we,” “us,” “our,” and similar words are references to Cardio Diagnostics Holdings, Inc., a Delaware corporation, and its consolidated subsidiary. “Legacy Cardio” refers to Cardio Diagnostics, Inc. prior to the October 2022 Business Combination, which became our wholly-owned subsidiary as a result of that transaction.

Trade names and trademarks of Cardio referred to herein, and their respective logos, are our property. This Annual Report on Form 10-K may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” "believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements such as the following:

•	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;
•	our limited operating history makes it difficult to evaluate our business and prospects;
•	the success, cost and timing of our product development and commercialization activities, including the degree to which Epi+Gen CHD™, our initial clinical test, PrecisionCHD™, our second clinical test, or HeartRiskTM , our recently introduced software product, are accepted and adopted by patients, healthcare professionals and other participants in other key channels may not meet our current expectations;
•	changes in applicable laws or regulations could negatively impact our current business plans;
•	we may be unable to obtain and maintain regulatory clearance or approval for our tests, and any related restrictions and limitations of any cleared or approved product could negatively impact our financial condition;
•	the pricing of our products and services and reimbursement for medical tests conducted using our products and services may not be sufficient to achieve our financial goals;
•	we may be unable to successfully compete with other companies currently marketing or engaged in the development of products and services that could serve the same or similar functions as our products and services;
•	the size and growth potential of the markets for our products and services, and our ability to serve those markets, either alone or in partnership with others may not meet our current expectations;
•	we may be unable to maintain our existing or future licenses, or manufacturing, supply and distribution agreements;
•	we may be unable to identify, in-license or acquire additional technology needed to develop new products or services;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing may not be accurate;
•	we may be unable to raise needed financing in the future on acceptable terms, if at all;
•	we may be unable to maintain our listing on The Nasdaq Stock Market;
•	although highly uncertain, our operational and financial performance could be negatively impacted by the potential short and long-term impact of a re-emergence of COVID-19 variants or any other pandemic, epidemic or infectious disease outbreak, the extent of which will depend on future developments, including the duration and spread of the outbreak, the willingness of doctors and patients to use our tests during such times and the impact on our supply chain and the financial markets, all of which are highly uncertain and cannot be predicted; and
•	there are other risks and uncertainties indicated in this Annual Report on Form 10-K, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC by us that could materially alter our current expectations.

1

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

Risk Factor Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” which represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

Risks Related to Our Business, Industry and Business Operations

•	We have a limited operating history that makes it impossible to reliably predict future growth and operating results.
•	We have an unproven business model, have not generated significant revenues and can provide no assurance of generating significant revenues or operating profit.
•	The market for epigenetic tests is fairly new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our business plan.
•	The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•	If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.
•	The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•	Our growth strategy may not prove viable and expected growth and value may not be realized.
•	Our future growth could be harmed if we lose the services of our key personnel.
•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business and operating results will be harmed.
•	Our business depends on customers increasing their use of our existing and future products, and we may experience loss of customers or a decline in their use of our solutions.
•	We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and our tests are currently performed by a single contract high complexity Clinical Laboratory Improvement Amendments (CLIA) laboratory.
•	We may be unable to scale our operations successfully.
•	As we grow the size of our organization, we may experience difficulties in managing this growth.
•	Our success depends upon our ability to adapt to a changing market and our continued development of additional tests and services.
•	Our Board of Directors may change our strategies, policies, and procedures without stockholder approval.
•	We may need to seek alternative business opportunities and change the nature of our business.
•	We may be subject to general litigation that may materially adversely affect us and our operations.
•	Our management expects to continue to devote substantial time to maintaining and improving its internal controls over financial reporting and the requirements of being a public company which may, among other things, strain our resources, divert management’s attention and affect our ability to accurately report our financial results and prevent fraud.

Risks Related to Our Intellectual Property

•	Certain of our core technology is licensed, and that license may be terminated if we were to breach our obligations under the license.
•	Our license agreement with University of Iowa Research Foundation (UIRF) includes a non-exclusive license of “technical information” that potentially could grant unaffiliated third parties access to materials and information considered derivative work made by us, which could be used by such licensees to develop competitive products.

Risks Related to Government Regulation

•	We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.
•	If the U.S. Food and Drug Administration (“FDA”) were to begin actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.
•	If our products do not receive adequate coverage and reimbursement from third-party payors, our ability to expand access to our tests beyond our initial sales channels will be limited and our overall commercial success will be limited.

2

Risks Related to Our Common Stock

•	The price of our Common Stock likely will be volatile like the stocks of other early-stage companies.
•	Because a substantial number of our currently outstanding shares of Common Stock are registered for resale, we may have difficulty raising additional capital when and if needed.
•	A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.
•	We have never paid dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.
•	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our stock price to decline.

Part I

Item 1.	Business

References in this report to “Cardio,” “we,” “us” or the “Company” refer to Cardio Diagnostics Holdings, Inc. References to our “management” or our “management team” refer to the officers and directors of Cardio Diagnostics Holdings, Inc.

Our Company

Cardio Diagnostics, Inc. ("Legacy Cardio”) was founded in 2017 in Coralville, Iowa by Meeshanthini (Meesha) Dogan, PhD, and Robert (Rob) Philibert, MD PhD. It was formed in January 2017 as an Iowa LLC and was subsequently incorporated as a Delaware C Corp in September 2019.

Cardio was formed to further develop and commercialize a series of products for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease (“CHD”), stroke, heart failure and diabetes, by leveraging our Artificial Intelligence (“AI”)-driven Integrated Genetic-Epigenetic Engine™. As a company, we aspire to give every American adult insight into their unique risk for various cardiovascular diseases. Cardio aims to become one of the leading medical technology companies for enabling improved prevention, detection, treatment and management of cardiovascular disease and associated co-morbidities. Cardio is transforming the approach to cardiovascular medicine from reactive to proactive and hopes to accelerate the adoption of Precision Medicine for all. We believe that incorporating our solutions into routine clinical practice in and prevention efforts can help alter the trajectory that nearly one in two Americans is expected to develop some form of cardiovascular disease by 2035.

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

An estimated 80% of cardiovascular disease ("CVD”) is preventable, yet, it is responsible for one in every four deaths and remains the number one killer in the United States for both men and women. Coronary heart disease is the most common type of CVD and the major cause of heart attacks. The enormous number of unnecessary heart attacks and deaths associated with CHD is attributable to the failure of current primary prevention approaches in clinical practice to effectively detect, reduce and monitor risk for CHD prior to life altering and costly health complications. Several reasons for this failure include (i) the current in-person risk screening approach is incompatible with busy everyday life; (ii) even if the current risk screening tests are taken, they only identify 44% and 32% of men and women at high risk, respectively; and (iii) the lack of patient care plan personalization. We believe that a highly accessible, personalized and precise solution for CHD prevention is not currently available.

Furthermore, with the ongoing COVID-19 pandemic, preventable illnesses such as CHD are expected to spike. Therefore, now more than ever, there is an urgent need for a highly sensitive, scalable, at-home risk screening tool that can help physicians better direct care and allow patients to receive the help they need sooner.

3

Our first test, Epi+Gen CHD™, which was introduced for market testing in 2021, is a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks. In March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (ACI), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to help improve chronic care management. In May 2023, we launched CardioInnovate360TM, a research-use-only (RUO) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announce the launch of HeartRisk™, a cardiovascular risk intelligence platform. The Company earned only $950 and $17,065 in revenue for the years ended December 31, 2022 and 2023, respectively. We are continuing to focus our efforts on establishing relationships with larger organizations and channel partners to increase adoption of our solutions. However, this process can take many months and up to as much as a year or more to finalize, depending on the sales channel. For example, hospitals routinely take a year or longer to make purchasing decisions. While these relationships take considerable time to establish, we believe that our strategy to pursue larger organizations can provide far greater revenue potential for our existing and future products. We have begun to see results from this recent shift in marketing focus: In October 2023, we announced that we have secured an Innovative Technology Contract from Vizient, Inc., the nation’s largest provider-driven healthcare performance improvement company, with a customer base encompassing over 60% of hospitals and 97% of academic medical centers in the United States. In November 2023, we announced that Family Medicine Specialists (FMS), a leading Illinois primary care provider with eight locations, is implementing our heart attack risk assessment test, Epi+Gen CHD™, covering at least 1,200 BlueCross BlueShield Medicare, Medicaid, HMO and PPO health plan and other health plan patients with CHD risk factors.

We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” Under current FDA enforcement discretion policy, an LDT does not require FDA premarket authorization, or other FDA clearance or approval. As such, we believe that the Epi+Gen CHD™ and PrecisionCHD™ tests do not require FDA premarket evaluation of our performance claims or marketing authorization, and such premarket authorization has not been obtained. Although submissions that are pending before the FDA or that have been denied are not publicly available, to the best of our knowledge, no epigenetic-based clinical test for cardiovascular disease has, to date, been cleared or approved by the FDA.

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

4

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

•	The rise of patient engagement: Thanks to technology, patients are becoming more engaged in their healthcare. They use online tools to research their conditions and treatments and are more likely to participate in their care. This includes demanding cutting-edge clinical tests that can help them better prevent chronic diseases such as CVD while improving the length and quality of life. As a result, healthcare providers and organizations that offer such services including our solutions are likely to have an edge over those who do not.

Our Strategy

•	Building compelling evidence. Our AI-driven Integrated Genetic-Epigenetic Engine™ enables rapid design, development, and launch of diagnostic solutions resulting from a decade of research studies. Our solutions that result from this technology, including our Epi+Gen CHD™ test for coronary heart disease risk assessment and PrecisionCHD™ for the early detection of coronary heart disease, were developed through rigorous studies that are peer-reviewed and published and others that are being prepared for peer-reviewed publication in collaboration with leading healthcare and research institutions. In addition to the superior sensitivity of the Epi+Gen CHD™ and PrecisionCHD™ tests, the evidence bases for the Epi+Gen CHD™ test also include an economic case to drive a more holistic and compelling argument for adoption. We plan to continue such studies including similar health economic studies for the PrecisionCHD™ test.

•	Engaging experts and key stakeholders. At Cardio, we understand that engaging experts and key healthcare stakeholders is critical to realizing our solutions’ full potential and ensuring that these solutions reach as many people as possible.

•	Prioritizing and executing strategic acquisitions. Our expertise at several intersections across biology, machine learning, lab assay development, and cardiovascular disease, provide an array of strategic acquisition opportunities to better serve the cardiovascular disease market by horizontally and vertically integrating the cardiac care continuum.

•	Prioritizing payor coverage. We believe that to continue to grow the market traction of our solutions, it would require pursuing additional payor coverage. We are engaging the appropriate experts, building necessary evidence, and have a roadmap in place for this. As part of this priority, we are pursuing pilots and strategic collaborations. We expect that it will take six to twelve months to engage additional payors.

•	Evaluating FDA pathway. Cardio is evaluating an FDA regulatory pathway to enable broader access to our tests.

•	Targeting multiple revenue channels. To ensure that our revenue stream is diversified, Cardio has and will continue to target multiple revenue channels for which our solutions have compelling value propositions. This strategy includes, but is not limited to providers, health systems, and employers.

•	Launching synergistic products. To more fully address cardiovascular health, Cardio is leveraging our AI-driven Integrated Genetic-Epigenetic Engine™ to develop a series of clinical tests for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease, stroke, congestive heart failure and diabetes. We have also started to develop additional synergistic products other than new clinical blood tests. Our first such product, HeartRisk™, is a cardiovascular risk intelligence platform, designed to augment our clinical blood tests.

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

Our Products and Services

We have and will continue to leverage our AI-driven Integrated Genetic-Epigenetic Engine™ to develop a series of clinical tests for cardiovascular disease. As of March 2024, we have leveraged this Engine to develop two clinical products: Epi+Gen CHD™ and PrecisionCHD™.

We believe that our first product, Epi+Gen CHD™, is the first epigenetics-based clinical blood test capable of assessing near-term (three-year) risk for coronary heart disease (“CHD”) and our second product, PrecisionCHD™, is the first epigenetics-based clinical blood test for the detection of CHD.

Both Epi+Gen CHD and PrecisionCHD are accompanied by our provider-only Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto modifiable factors such as diabetes, hypertension, hypercholesterolemia and smoking, known to be critical drivers of coronary heart disease.

CardioInnovate360™ is a research use only (RUO) solution we launched to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases.

Recently, we launched our first software product, HeartRisk™. HeartRisk™ is a cardiovascular risk intelligence platform that combines insights from HIPAA-compliant anonymized and aggregated clinical cardiovascular data obtained through our Epi+Gen CHD™ and PrecisionCHD™ clinical blood tests, with industry and geographic data to enable real-time population-level cardiovascular disease (“CVD”) risk insights. These insights are customized for the stakeholder implementing our clinical solutions.

Clinicians’ Current Approach to Cardiovascular Disease

Currently, a patient’s risk for CVD is generally assessed using two common lipid-based clinical tests known as Framingham Risk Score (FRS) and ASCVD Pooled Cohort Equation (PCE). FRS and PCE are 10-year CVD risk calculators that aggregate common clinical variables such as cholesterol and diabetes, demographics and subjective, self-reported information such as smoking status. For the early detection of CHD, tests that are routinely used in a provider setting include stress echocardiograms. These tests have several limitations and are less effective for several reasons:

•	In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare (Dogan, Meeshanthini & Knight, Stacey & Dogan, Timur & Knowlton, Kirk & Philibert, Robert. (2021). External validation of integrated genetic-epigenetic biomarkers for predicting incident coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0123), we found that for three-year coronary heart disease risk assessment, the average sensitivity of FRS and PCE was 44% in men and 32% in women. This means that for every 100 men and 100 women deemed "at-risk” for a coronary heart disease event, the test only correctly identifies 44 men and 32 women. Similar study was performed for PrecisionCHD that demonstrates its high sensitivity and is undergoing the process to be peer-reviewed and published.

•	In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare and University of Iowa Hospitals and Clinics (Philibert, Robert & Dogan, Timur & Knight, Stacey & Ahmad, Ferhaan & Lau, Stanley & Miles, George & Knowlton, Kirk & Dogan, Meeshanthini. (2023). Validation of integrated genetic-epigenetic test for the assessment of coronary heart disease. Journal of American Heart Association. 12:e030934. DOI: 10.1161/JAHA.123.030934), we found that the overall average area under the curve, sensitivity, and specificity in three independent test cohorts for detecting coronary heart disease were 82%, 79%, and 76%, respectively.

•	The fasting requirement for current tests could be cumbersome for patients to comply, and the lack of fasting could affect test results.

•	The patient care plan that results from these tests generally lack personalization.

•	Lipid-based risk assessment tests depend on self-reported, subjective information such as smoking status from patients, and inaccurate information could affect the accuracy of test results.

•	Undergoing these tests requires an in-person clinic visit to collect blood samples and other necessary data points such as blood pressure, which may delay or prevent access to primary prevention, e.g., for those who are unable to make time for the visit, have transportation issues or live in rural areas are likely to delay primary prevention altogether. Similarly, to undergo a stress echocardiogram for instance, an in-person visit is required, and such a visit can take weeks to schedule that could delay care for patients especially if they are experiencing symptoms such as chest pain.

•	Risk assessment tests were also developed predominantly using data from men and therefore, may be less effective for women.

Epi+Gen CHD™ is the Only Epigenetics-based Clinical Test for Coronary Heart Disease Risk Assessment

Epi+Gen CHD™ is a scientifically backed clinical blood test that is based on an individual’s objective genetic and epigenetic DNA biomarkers for assessing the three-year risk for a coronary heart disease such as a heart attack. In a peer-reviewed study done in collaboration with Intermountain Healthcare (Dogan, Meeshanthini & Knight, Stacey & Dogan, Timur & Knowlton, Kirk & Philibert, Robert. (2021). External validation of integrated genetic-epigenetic biomarkers for predicting incident coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0123), this test demonstrated a 76% and 78% sensitivity for men and women, respectively, for three-year CHD risk. This means that for every 100 men and 100 women deemed "at-risk” for a coronary heart disease event, the test correctly identifies 76 men and 78 women. In comparison, the average sensitivity of the Framingham Risk Score and the ASCVD Pooled Cohort Equation was found to be 44% and 32% for men and women, respectively. The performance of the test in this study was evaluated across two cohorts that were independent of each other. One cohort was used for the development of this test and the other was used to independently validate the performance of the test, showing Epi+Gen CHD™ to be approximately 1.7 times and 2.4 times more sensitive than the current lipid-based clinical risk estimators in men and women, respectively. In another peer-reviewed study focusing on the cost utility of Epi+Gen CHD™ (Jung, Younsoo & Frisvold, David & Dogan, Timur & Dogan, Meeshanthini & Philibert, Robert. (2021). Cost-utility analysis of an integrated genetic/epigenetic test for assessing risk for coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0021), this test was associated with up to $42,000 in cost savings per quality adjusted life year and improved survival compared to the ASCVD Pooled Cohort Equation. In another peer-reviewed study, (Philibert, Willem & Andersen, Allan & Hoffman, Eric & Philibert, Robert & Dogan, Meeshanthini. (2021). The reversion of DNA methylation at coronary heart disease risk loci in response to prevention therapy. Processes. 9, 699. https://doi.org/10.3390/pr9040699), DNA methylation of this test was shown to change within 90 days of intervention in the form of smoking cessation, demonstrating that this test could potentially also be leveraged to evaluate the effectiveness of interventions.

The blood-based version of this test was introduced for market testing in 2021 The pricing of the test varies based on factors such as organization type and test volume. The price of the test and revenue streams could change in the future depending on market forces and payor requirements, as well as on the customer and the region in which the test is being sold. We are building additional clinical and health economics evidence to pursue payor coverage. A key first step in expanding critical payor coverage is to have this test be assigned a CPT PLA code, and recently, the American Medical Association awarded the Epi+Gen CHD™ a CPT PLA code, 0439U.

We believe that the Epi+Gen CHD™ test can benefit numerous healthcare stakeholders. For instance, we believe that this test will enable clinicians to identify patients at-risk in the near-term for CHD-related events, including a heart attack and utilize actionable insights from this test to provide more personalized care for their patients to help prevent the event and improve outcomes. These actionable insights are conveyed via our provider-only Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto modifiable factors such as diabetes, hypertension, hypercholesterolemia and smoking, known to be critical drivers of coronary heart disease. In addition to clinicians, we believe that this test can enable healthcare organizations and payors to reduce the cost of care, and employers to understand and manage business risks including healthcare costs. Insights for these stakeholders upon leveraging the Epi+Gen CHD™ test are provided via our new software product, HeartRisk™, which is a cardiovascular risk intelligence platform. The pricing for this platform will be customized based on the organization type and size.

PrecisionCHD™ is the Only Epigenetics-based Clinical Test for the Early Detection of Coronary Heart Disease

PrecisionCHD™ is a scientifically backed clinical blood test that is based on an individual’s objective genetic and epigenetic DNA biomarkers for the detection of coronary heart disease. In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare and University of Iowa Hospitals and Clinics (Philibert, Robert & Dogan, Timur & Knight, Stacey & Ahmad, Ferhaan & Lau, Stanley & Miles, George & Knowlton, Kirk & Dogan, Meeshanthini. (2023). Validation of integrated genetic-epigenetic test for the assessment of coronary heart disease. Journal of American Heart Association. 12:e030934. DOI: 10.1161/JAHA.123.030934), this test demonstrated an overall average area under the curve, sensitivity, and specificity in three independent test cohorts for detecting coronary heart disease of 82%, 79%, and 76%, respectively. The average sensitivity for men and women were 80% and 76%, respectively. This means that for every 100 men and 100 women deemed "to have” coronary heart disease, the test correctly identifies 80 men and 76 women. In comparison, the most commonly used and least invasive test for detecting coronary heart disease, exercise ECG, has a sensitivity of only 58%. The performance of the test in this study was evaluated across three cohorts that were independent of each other. One cohort was used for the development of this test and the other two were used to independently validate the performance of the test, showing PrecisionCHD™ to be approximately 1.4 times and 1.3 times more sensitive than an exercise ECG in men and women, respectively, for detecting coronary heart disease. In another peer-reviewed study, (Broyles, Damon & Philibert, Robert. (2023). Precision epigenetics provides a scalable pathway for improving coronary heart disease care globally. Epigenomics. 10.2217/epi-2023-0233), the global scalability of PrecisionCHD was outlined in comparison to commonly used coronary heart disease tests such as exercise ECG and CCTA. Similar to the Epi+Gen CHD™ test, a peer-reviewed study was conducted to evaluate if the DNA methylation biomarkers of PrecisionCHD could be potentially leveraged to evaluate the effectiveness of interventions. In this peer-reviewed study, (Philibert, Robert & Moody, Joanna & Philibert, Willem & Dogan, Meeshanthini & Hoffman, Eric. (2023). The reversion of epigenetic signature of coronary heart disease in response to smoking cessation. Genes. 14, 1233. https://doi.org/10.3390/genes14061233), DNA methylation of this test was shown to change within 90 days of intervention in the form of smoking cessation.

The blood-based version of this test was introduced for market testing in 2023. The pricing of the test varies based on factors such as organization type and test volume. Recently, the American Medical Association awarded the PrecisionCHD™ a CPT PLA code, 0440U. The price of the test and revenue streams could change in the future depending on market forces and payor requirements, as well as on the customer and the region in which the test is being sold. We are continuing to build clinical and health economics evidence to pursue payor coverage.

We believe that the PrecisionCHD™ test can benefit numerous healthcare stakeholders. For instance, we believe that this test will enable clinicians to identify patients with CHD with a simple blood test and utilize actionable insights from this test to provide more personalized care for their patients to help improve outcomes. These actionable insights are conveyed via our provider-only Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto modifiable factors such as diabetes, hypertension, hypercholesterolemia, and smoking, known to be critical drivers of coronary heart disease. In addition to clinicians, we believe that this test can enable healthcare organizations and payors to reduce the cost of care, and employers to understand and manage business risks including healthcare cost. Insights for these stakeholders upon leveraging the PrecisionCHD™ test are provided via our new software product, HeartRisk™, which is a cardiovascular risk intelligence platform. The pricing for this platform will be customized based on the organization type and size. Cardio intends to accelerate the adoption of Epi+Gen CHD™ and PrecisionCHD™ by:

•	developing strategic clinical partnerships to reach as many patients as possible;

•	leveraging industry organizations to engage and educate providers;

•	launching a piloting program to for innovative providers and key strategic partners;

•	developing strategic partnerships with other healthcare stakeholders such as payors and employers; and

•	developing a customized customer portal to reduce transaction friction.

Cardio foresees potential opportunities to increase the gross margin of the Epi+Gen CHD™ and PrecisionCHD™ by:

•	establishing a laboratory to potentially reduce cost associated with processing samples;

•	processing patient samples in the laboratory in larger batches;

•	shipping sample collection kits in larger batches; and

•	increasing the level of automation to reduce manual processing.

FDA Pathway

We have completed a pre-submission with the FDA pertaining to our PrecisionCHD product and have received feedback from the FDA on that submission. We may complete additional pre-submissions to the FDA as we continue to evaluate FDA’s feedback and further develop our regulatory strategy. We have engaged outside expertise for this process.

Product Pipeline

In March 2023, we announced the debut of the PrecisionCHD™ test, our second clinical blood test for the detection of CHD. In May 2023, we launched CardioInnovate360™ a research-use-only (RUO) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, our first software product that is a cardiovascular risk intelligence platform. We have several other tests in our product pipeline at various stages of development for congestive heart failure, stroke and diabetes. However, as a company in the early stages of its development, we continuously reevaluate our business, the market in which we operate and potential new opportunities. We may modify our product pipeline, seek other alternatives within the healthcare field in order to grow the Company’s business and increase revenues. Such alternatives may include, but not be limited to, combinations or strategic partnerships with other laboratory companies or with medical practices such as hospitalists or behavioral health.

Our Market Opportunity

Cardiovascular disease (“CVD”) is the leading cause of death in the United States, accounting for one in four deaths. Despite being largely preventable, the American Heart Association projects that by 2035, nearly 45% of Americans will have some form of CVD. One of the key ways to address the prevalence of CVD is to shift the approach for CVD from reactive treatment to proactive prevention and earlier detection. As such, technologies that can more precisely assess the risk for and detect CVD before symptoms emerge or a catastrophic cardiac event occurs becomes even more critical.

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

Our principal mission is to enable better detection of the presence and risk of major cardiovascular diseases through a series of clinical tests developed by leveraging our proprietary AI-driven Integrated Genetic-Epigenetic Engine™. Our initial product, Epi+Gen CHD™, is a highly sensitive and accessible clinical test for three-year coronary heart disease (“CHD”) risk assessment. Our second product, PrecisionCHD™, is a highly sensitive and accessible clinical test for the detection of CHD.

Using data from the US Census Bureau, Cardio estimates that 146 million adults would potentially benefit from our Epi+Gen CHD™ test, 157 million adults for our PrecisionCHD test, 152 million adults for the congestive heart failure test, 153 million adults for the stroke test and 140 million adults for the diabetes test. The pricing of each of our tests may vary, but the US addressable market equates to $51 billion for Epi+Gen CHD™, assuming a pricing of $350/test, $134 billion for PrecisionCHD™, assuming a price of $850/test, $53 billion for congestive heart failure, assuming a pricing of $350/test, $53 billion for stroke, assuming a pricing of $350/test and $49 billion for diabetes, assuming a pricing of $350/test for a total US addressable market of $340 billion. This total addressable market evaluation also assumes that one patient could be tested with multiple tests, and each test is administered to each patient a single time in a year although some patients may benefit from being re-tested in less than a year.

Go-To-Market Strategy for Epi+Gen CHD™ and PrecisionCHD™

Our current go-to-market (“GTM”) strategy is predominantly a product-led innovation growth strategy that emphasizes enterprise-wide adoption across key healthcare sub-verticals with a particular emphasis on deeply centralized key opinion and health trend leaders like innovative providers, health systems, and employers. This strategy is augmented with a bottom-up consumer-led sales focused on directly acquiring and retaining savvy and health-conscious consumers interested in using the latest technologies to address their cardiovascular disease risk concerns.

Healthcare Sub-Vertical Priorities for Epi+Gen CHD™ and PrecisionCHD™

By assessing the risk for CHD early and/or detecting CHD early to potentially avert a heart attack, we believe that the clinical and economic utility of the Epi+Gen CHD™ and PrecisionCHD™ tests will support their commercial adoption. We believe that Epi+Gen CHD™ and PrecisionCHD™ can address a significant addressable market opportunity even before these tests are covered and reimbursed by payors. While we believe that such coverage and reimbursement would be necessary to gain widespread adoption, obtaining such coverage and reimbursement from federal and private payors may take several years, if it is obtained at all. We intend to focus on the following key channels as part of our GTM strategy:

•	Innovative Health Systems

As innovative health systems diversify their business models and care delivery pathways, there is a renewed emphasis on using precision medical technologies to better manage expensive and chronic conditions, including CHD. By assessing the risk for CHD before a cardiac event, Epi+Gen CHD™ has the potential to improve population health. We believe that the improved performance of our test compared to other risk calculators, coupled with evidence of cost savings and enhanced survival, will drive the adoption of Epi+Gen CHD™ by health systems to continue improving the health of their patients. Similarly, with PrecisionCHD™, innovative health systems are able to help test their patients detect CHD earlier with a simple blood test, potentially leading to better patient outcomes.

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

Early adoption in the employer space is likely to be driven by self-insured employers and employers looking to provide employee perks relevant to health. Self-insured employers are consistently seeking solutions to help manage their biggest cost centers such as heart disease. In a post-pandemic world, the health and wellbeing of employees are also top-of-mind for many employers to ensure that their employees are healthy and productive. Employers view healthcare investments as another investment in the business. Employers leveraging innovative diagnostic solutions can connect better health for employees to drive overall business objectives and have a competitive advantage in managing business risks while attracting and retaining talent.

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

Recent GTM Progress and Announcements

Since our last 10Q filing for the period ending in September 30, 2023, we have announced several key milestones, initiatives and progress. Some of those include:

•	Planned launch of a new lab and fulfillment center to expand testing capacity, reduce costs, reduce turnaround time and improved margins.
•	Entering into a Supply and Distribution Agreement with one of India’s premier organizations, Aimil Ltd, to lay the pre-marketing groundwork via Aimil’s extensive healthcare network.
•	Receiving an Innovative Technology Contract from Vizient, the largest group purchasing organization with a customer base encompassing 60% of hospitals and 97% of academic medical centers in the US.
•	Publication of a key peer-reviewed study on PrecisionCHD development and validation for the detection of coronary heart disease in the Journal of American Heart Association.
•	An agreement with Family Medicine Specialists to test at least 1,200 of their BlueCross BlueShield and other health plan patients across four locations.
•	Obtained two Current Procedural Terminology (CPT) Proprietary Laboratory Analysis (PLA) codes from the American Medical Association, 0440U for PrecisionCHD and 0439U for Epi+Gen CHD.
•	The launch of HeartRisk, a cardiovascular risk intelligence platform, initially for employers to provide insights that combine HIPAA-compliant anonymized and aggregated clinical cardiovascular risk data with industry and geographic data, with the aim of helping employers understand the cardiovascular risks in their workforce compared to population and industry benchmarks.

Sales and Marketing for Epi+Gen CHD™ and PrecisionCHD™ with a Focus on Strategic Channel Partnerships

While our overall sales and marketing initiatives will span the gamut across traditional, print, and digital media, our primary sales and marketing strategy consists of the branding, collaboration, co-marketing, and co-sales opportunities involved in strategic channel partnerships. By prioritizing strategic channel partnerships, we believe we can accelerate our market penetration into the key healthcare sub-verticals we intend to prioritize for our growth. The key to our efforts is a well-defined and executed channel partnership integration strategy that will serve to accelerate the sales cycles for each of our distribution channels. The sales cycles are generally defined as the period in which such distribution channel will turn over its inventory of our tests, which may vary for each distribution channel. Utilizing and developing such strategic channel partnerships, we believe, will generate revenue in a myriad of ways including larger contracts for our Epi+Gen CHD™ and PrecisionCHD™ clinical blood tests, and bundling our solutions alongside other synergistic technologies, services, and products.

Strategic channel partnerships are key for the growth of our solutions. There are several key revenue and strategy benefits to developing a robust channel partnership strategy, including:

•	Defensibility and Displacement

Strategic channel partners may have exclusivity agreements for Epi+Gen CHD™ and PrecisionCHD™, which forecloses distribution channels to potential competitors.

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

Bundling Epi+Gen CHD™, PrecisionCHD™, HeartRisk™ and future Cardio solutions alongside complementary clinical, analytics, treatment pathways, and services-consulting for primary prevention optimization with key partners expands the ROI of the investment in our solutions.

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

Manufacture/Supply Chain

The content of the sample collections kits for both Epi+Gen CHD™ and PrecisionCHD™ are identical, and we rely on third-party suppliers for kit contents required to collect and transport a blood sample to the lab for processing. These are commonly used supplies that are and can be sourced from multiple distributors. Upon sourcing these contents, they are assembled into lancet-based and vacutainer-based sample collection kits internally and fulfilled. We intend to maintain an inventory of fully assembled kits to meet expected demand for at least six months. However, since there are no particular or unique assembly protocols and assembly is handled internally, the lead time to assemble additional sample collection kits would be minimal after the contents are sourced.

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

Both the Epi+Gen CHD™ and PrecisionCHD™ clinical blood tests currently are offered as LDTs through an experienced laboratory with the appropriate Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification and state licensure. However, we are currently setting up an internal operational hub that includes a CLIA laboratory. We anticipate completing this process in 2024. However, we are moving at a measured pace in order to preserve resources, so the timing of completion of the internal CLIA laboratory could be delayed until 2025. We will continue to use the services of our outside laboratory without interruption until our laboratory is operational.

Our Competitive Strengths

Innovation is the key to success. In the rapidly moving cardiac diagnostics space, we believe that we have the team, differentiated technology, and deep technical and business expertise to deliver a market differentiating suite of products for our customers to address unmet clinical needs in the cardiovascular space and help us dominate our market.

The pillar of our strategy has been innovation, from the onset with our technology development and intellectual property that account for future growth, to our commercialization and partnership efforts that bring together key healthcare stakeholders.

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

As of March 2024, our patent portfolio includes five patent families, which encompasses issued patents in the U.S., United Kingdom, France, Germany, Italy, Switzerland, Ireland, Hong Kong, Australia, China, and India, one allowed U.S. patent application, two pending PCT International applications, and more than thirty patent applications pending worldwide, and which are generally directed to methods and compositions for detecting biomarkers associated with cardiovascular disease and diabetes for diagnosis and other applications. In addition, we have extensive trade secrets and know-how, including algorithms and assay designs, that that are critical for the continued development and improvement of our current and future products.

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

The clinical cardiovascular diagnostic space is perhaps the most intensely competitive market space in clinical medicine. Even though we believe our solutions offer significant advantages to existing methods, we expect alternative biomarker assessment approaches to continue to exist and to be developed. With respect to coronary heart disease (CHD) risk assessment and early detection, our competitors use a variety of technologies including genetic, serum lipid-based, imaging, proteomic and "people tracking” approaches.

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

Imaging modalities are also used to assess risk for and detect CHD. Perhaps the most commonly used imaging method for predicting risk for CHD is Coronary Artery Calcium (“CAC”) screening. In this method, a low intensity computed tomography (“CT”) scan is taken of the heart. Then using this data, the amount of calcium laden plaque is determined and the result used to assess 10-year risk for CHD. Strengths of this approach include the general acceptance of the medical community. Weaknesses include the necessity of exposing patients to x-ray radiation and the inability of the CAC test to monitor patient response. In many ways, this test competes with our test. At the same time, we note that this test is not yet recommended as a primary method for screening low risk individuals, uses a longer risk assessment window, and could actually be used as secondary testing to evaluate patients who are not found to be at low risk using Epi+Gen CHD™ or who are flagged for CHD by the PrecisionCHD™ test.

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

Intellectual Property

We have made broad pending intellectual property (“IP”) claims with respect to the use of epigenetic and gene-methylation interactions for the assessment and monitoring of cardiovascular disease, specifically coronary heart disease, congestive heart failure and stroke, as well as diabetes. Our portfolio falls into five patent families. These patent applications have been filed in the United States and a number of foreign jurisdictions including the European Union, Japan, India, Canada and China. In the U.S., Patent No. 11,414,704, titled Compositions and Methods for Detecting Predisposition to Cardiovascular Disease, was issued in 2022 to the University of Iowa Research Foundation (“UIRF”), the co-inventors of which are Dr. Dogan and Dr. Philibert, our Chief Executive Officer and Chief Medical Officer, respectively. This patent family also includes issued patents in Europe, China, Australia, India, a notice of allowance in the US, and a number of other pending applications. We have a worldwide exclusive license agreement with UIRF. Under UIRF’s Inventions Policy, inventors are generally entitled to 25% of income from earnings from their inventions. Consequently, Dr. Dogan and Dr. Philibert will benefit from this policy.

Our issued and pending patents cover general methods as well as key technological steps that enable these core approaches while facilitating the continued patenting of material included in the patent applications. In addition to the technology licensed from UIRF, we have other patent applications pending relating to improvements to our technology, which are potentially valuable and of possible strategic importance to the Company. We expect to continue to file new patent applications to protect additional products and methodologies as they emerge.

The initial work on our AI-driven Integrated Genetic-Epigenetic Engine™ is derived from work done by our founders while at the University of Iowa. Follow-on work on our core technology also is derived from work done by our founders while at the University of Iowa but was furthered by our founders and Cardio’s Chief Technology Officer independent of the University of Iowa. The follow-on work is described in our second, third, fourth and fifth families of patent applications.

The initial work is described in the first family of patents and patent applications and is generally directed to a number of single nucleotide polymorphism (“SNP”) biomarkers and a number of methylation site biomarkers that are associated with the presence or the early onset of a number of cardiovascular diseases. The first family of patents and patent applications is owned solely by UIRF and is exclusively licensed by Cardio. As of March 2024, this family includes eleven granted patents, one soon-to-be issued patent (received notice of allowance), and seven pending patent applications. Any and all patents issuing in this family will be solely owned by UIRF and, barring any changes to the UIRF exclusive license agreement, will fall under the exclusive license to Cardio.

The first family is generally directed to biomarkers associated with cardiovascular disease. This family includes issued patents in the US, United Kingdom, France, Germany, Italy, Switzerland, Ireland, Hong Kong, Australia, China and India, an allowed application in the U.S., and pending applications in Australia, Canada, China, Europe, Hong Kong, and Japan. The issued claims in the US, Australia, China and India are directed to methods and/or compositions (e.g., kits) for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one single-nucleotide polymorphism (SNP) that use or include at least one primer for detecting the presence or absence of methylation in a particular region of the genome (referred to as cg12586707) and at least one primer for detecting the presence or absence of a SNP in a particular region of the genome (referred to as rs11597065). The issued claims in the EP patent are similarly directed to compositions (e.g., a kit) for determining the methylation status of at least one CpG dinucleotide and a genotype of at least one SNP that includes at least one primer that detects the presence or absence of methylation in a particular region of the genome (referred to as cg26910465) and at least one primer that detects a SNP in a particular region of the genome (referred to as rs10275666) or another SNP in linkage disequilibrium with the first SNP. The allowed claims in the U.S. are directed to methods for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one SNP that includes at least one primer that detects the presence or absence of methylation in a particular region of the genome (referred to as cg11964099) and at least one primer that detects a SNP in a particular region of the genome (referred to as rs9988960). This family of patents is in-licensed under an exclusive license agreement with UIRF, and is expected to expire in 2037, absent any applicable patent term adjustments or extensions.

The second family is generally directed to biomarkers associated with diabetes. This family includes pending applications in the U.S., Australia, United Arab Emirates, Canada, China, Europe, Hong Kong, India, Japan, Saudi Arabia, and Singapore, with claims directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of five different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of five different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending applications also include claims to methods of determining the presence of biomarkers associated with diabetes, claims to a computer-readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one SNP. This family is co-owned by Cardio Diagnostics and UIRF, and the UIRF-owned portion is in-licensed under the same exclusive license agreement as the first family. Patents issuing from this second family are expected to expire in 2041, absent any applicable patent term adjustments or extensions.

The second family of patent applications is co-owned by UIRF and Cardio, since Cardio expanded on and further refined some of the original research that was done at the University of Iowa. The ownership of any and all patents that ultimately issue in this family will depend on the specific subject matter that is claimed in each issued patent. For example, depending upon the specific biomarkers claimed and when those biomarkers were identified (e.g., during the initial work at the University of Iowa or during the follow-on work at Cardio), ownership could lie solely with UIRF or Cardio, or ownership could be shared between UIRF and Cardio (e.g., if a claimed biomarker was initially identified at the University of Iowa and its significance with respect to diabetes was further refined by Cardio; or if one of the claimed biomarkers was identified at the University of Iowa and another one of the claimed biomarkers was identified at Cardio).

The third family is generally directed to biomarkers associated with predicting a three-year incidence of cardiovascular disease. This family includes applications pending in the U.S., Australia, United Arab Emirates, Canada, China, Europe, Hong Kong, India, Japan, Saudi Arabia, and Singapore, with claims directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of three different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of five different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending applications also include claims to methods of determining the presence of biomarkers associated with three-year incidence of cardiovascular disease, claims to a computer-readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of a SNP. This family of patents is owned exclusively by Cardio Diagnostics. Patents issuing from this third family are expected to expire in 2041, absent any applicable patent term adjustments or extensions.

The fourth family is generally directed to computer resources (e.g., a dashboard) designed by Cardio Diagnostics for use by their stakeholders (e.g., patients, physicians, researchers, insurance companies, etc.). The computer resources are designed to provide results as well as information and context related to Cardio Diagnostics tests and the specific biomarkers that are used. The pending claims are directed to methods of displaying relevant information including genetic marker test results as well as probability analysis (based on, e.g., the population, age, and/or gender of patients), and hyperlinks to relevant literature. The pending application also includes claims to computer-readable media containing instructions for performing such methods and computer systems for executing such instructions. This family currently includes an International PCT application and is solely owned by Cardio Diagnostics. Patents issuing from this fourth family are expected to expire in 2044, absent any applicable patent term adjustments or extensions.

The fifth family is generally directed to biomarkers associated with detecting cardiovascular disease. The pending claims are directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of six different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of ten different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending application also includes claims to methods of determining the presence of biomarkers associated with detecting cardiovascular disease, claims to a computer-readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of a SNP. This family currently includes an International PCT application, a U.S. utility application, and an Indian application . Patents issuing from this fifth family are expected to expire in 2044, absent any applicable patent term adjustments or extensions.

 The Exclusive License Agreement entered into with UIRF and those licenses granted under that license agreement terminate on the expiration of the patent rights licensed under the license agreement, unless certain proprietary, non-patented technical information is still being used by Cardio, in which case the license agreement will not terminate until the date of termination of such use. The licenses under the license agreement could terminate prior to the expiration of the licensed patent rights if we materially breach our obligations under the license agreement, including failing to pay the applicable license fees and any interest on such fees, and failing to fully remedy such breach within the period specified in the license agreement, or if we enter liquidation, have a receiver or administrator appointed over any assets related to the license agreement, or if we cease to carry on business, file for bankruptcy or if an involuntary bankruptcy petition is filed against the Cardio

Additionally, we have considerable IP in the form of trade secrets, including bioinformatics and high-performance computing techniques and artificial intelligence and machine learning algorithms used to identify genetic and epigenetic biomarkers for various products and to interpret genetic and epigenetic data from patient samples to generate clinically actionable information, as well as the methods to develop new methylation sensitive assays. We protect our proprietary information, which includes, but is not limited to, trade secrets, know-how, and copyrights. Our future success depends on protecting that knowledge, obtaining trademarks on our products, copyright on key materials, and avoiding infringing on the IP rights of others. Where appropriate, we will assess the operating space and acquire licenses for critical technologies that we do not possess or cannot create. We continue to invest in technological innovation and will seek mutualistic and symbiotic licensing opportunities to promote and maintain our competitive position.

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

Government Regulation

The laboratory testing and healthcare industry and the practice of medicine are extensively regulated at both the state and federal levels, and additionally, the practice of medicine is similarly extensively regulated by the various states. our ability to operate profitably will depend in part upon its ability, and that of its vendor partners, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve, and therefore we devote significant resources to monitoring relevant developments in FDA, CLIA, healthcare and medical practice regulation. Those laws and rules include, but are not limited to, ones that govern the regulation of clinical laboratories in general and the regulation of LDTs in particular. As discussed below, legislation has been introduced in Congress that, if enacted, would substantially alter federal regulation of diagnostic tests, including LDTs. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In many jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the laboratory and healthcare regulatory environment will not change in a way that restricts our operations.

State and Federal Regulatory Issues

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Clinical laboratories are required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”), establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, validation, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payers, for laboratory testing services. The Centers for Medicare & Medicaid Services (“CMS”) regulates laboratories that perform testing on individuals in the U.S. through CLIA.

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

Clinical laboratories are subject to both routine and complaint-initiated on-site inspections by the state. If a clinical laboratory is found to be out of compliance with California laboratory standards, the California Department of Public Health (“CDPH”), may suspend, restrict or revoke the California state laboratory license to operate the clinical laboratory (and exclude persons or entities from owning, operating, or directing a laboratory for two years following license revocation), assess civil money penalties, and/or impose specific corrective action plans, among other sanctions. Clinical laboratories must also provide notice to CDPH of any changes in the ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA program. Any revocation of a CLIA certificate or exclusion from participation in Medicare or Medicaid programs may result in suspension of the California state laboratory license.

New York Laboratory Licensing

We currently do not conduct tests on specimens originating from New York State. In order to test specimens originating from, and return results to New York State, a clinical laboratory is required to obtain a New York state laboratory permit and comply with New York state laboratory laws and regulations. The New York state laboratory laws, regulations and rules are equal to or more stringent than the CLIA regulations and establish standards for the operation of a clinical laboratory and performance of test services, including education and experience requirements of a laboratory director and personnel, physical requirements of a laboratory facility, equipment validations, and quality Management practices. The laboratory director(s) must maintain a Certificate of Qualification issued by the New York State Department of Health (“NYS DOH”) in the permitted test categories.

A clinical laboratory conducting tests on specimens originating in New York is subject to proficiency testing and on-site survey inspections conducted by the Clinical Laboratory Evaluation Program (“CLEP”) under the NYS DOH. If a laboratory is found to be out of compliance with New York’s CLEP standards, the NYS DOH, may suspend, limit, revoke or annul the New York laboratory permit, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator, owners and/or laboratory director being found guilty of a misdemeanor under New York law. Clinical laboratories must also provide notice to CLEP of any changes in ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA program. Any revocation of a CLIA certificate or exclusion from participation in the Medicare or Medicaid programs may result in suspension of the New York laboratory permit.

The NYS DOH also must approve each LDT before that test is offered to patients located in New York.

Other State Laboratory Licensing Laws

In addition to New York and California, certain other states require licensing of out-of-state laboratories under certain circumstances. We have obtained licenses in the states that we believe require us to do so and believe we are in compliance with applicable state laboratory licensing laws, including Maryland and Pennsylvania. We currently do not conduct tests on specimens originating from Rhode Island.

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

Laboratory-Developed Tests

The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing. LDTs are performed using a variety of laboratory instruments and reagents and may also incorporate FDA-authorized in vitro diagnostics (“IVDs”) that the laboratory modifies in some way and validates for its new use. The FDA has historically taken the position that it has the authority to regulate LDTs as medical devices under the Federal Food, Drug and Cosmetic Act (“FDC Act”), but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo authorization, or 510(k) clearance of LDTs, it has generally chosen not to enforce those requirements to date. Although FDA has generally exercised enforcement discretion for LDTs, the FDA has stated it retains discretion to require compliance with premarket when FDA deems it appropriate to address significant public health concerns.

In September 2023, the FDA announced a proposed regulation that would, if adopted, alter the FDA’s historical exercise of enforcement discretion for LDTs by classifying LDTs as medical devices. The proposed regulation would subject LDTs to a more stringent regulatory framework, including premarket clearance or approval requirements, quality system regulations (“QSR”), and post-market surveillance obligations. Failure to comply with these and other FDA regulations could result in legal actions, including fines and penalties. The FDA has indicated it plans to finalize the proposed rule in the second quarter of 2024, though it is uncertain whether the FDA will finalize the proposed rule on this timeline or at all or whether there would be litigation challenging the final rule.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In March 2020, the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act of 2020 was introduced in the Senate, which proposed a risk-based regulatory framework for IVDs and LDTs and required premarket approval for some in vitro clinical tests. The VALID Act was reintroduced in June 2021 and again most recently in March 2023; the prospects for enactment are uncertain. In March 2020, the Verified Innovative Testing in American Laboratories (“VITAL”) Act of 2020 was introduced in the Senate, which would expressly shift the regulation of LDTs from FDA to CMS. The VITAL Act was reintroduced in May 2021, and has not since been reintroduced. Neither statute has been enacted.

As mentioned above, separately, CMS oversees clinical laboratory operations through the CLIA program.

Regulation by the U.S. Food and Drug Administration

Should the FDA decide to no longer exercise enforcement discretion for LDTs, LDTs would be subject to extensive regulation as medical devices under the FDC Act and its implementing regulations, which govern, among other things, medical device development, testing, labeling, storage, premarket clearance or approval, advertising and promotion and product sales and distribution. To be commercially distributed in the United States, medical devices, including some collection devices used to collect samples for testing, and certain types of software, must receive from the FDA prior to marketing, unless subject to an exemption, clearance of a premarket notification (“510(k) clearance”), premarket approval (“PMA”), or a de novo authorization.

IVDs are a type of medical device that are intended to be used in the diagnosis or detection of diseases or conditions, including a determination of the state of health, through collection, preparation and examination of specimens taken from the human body. IVDs may be used to detect the presence of certain chemicals, genetic information or other biomarkers related to diagnosis or detection of diseases or conditions. IVDs may include tests for disease prediction, prognosis, diagnosis, and screening.

The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject to the fewest regulatory controls. Many Class I devices are exempt from FDA premarket review requirements. Class II devices, including some software products to the extent that they qualify as a device, are deemed to be moderate risk, and generally require clearance through the premarket notification, or 510(k) clearance, process. Class III devices are generally the highest risk devices and are subject to the highest level of regulatory control to provide reasonable assurance of the device's safety and effectiveness. Class III devices typically require a PMA by the FDA before they are marketed. A clinical trial is almost always required to support a PMA application or de novo authorization and is sometimes required for 510(k) clearance. All clinical studies of investigational devices must be conducted in compliance with any applicable FDA and Institutional Review Board requirements. Devices that are exempt from FDA premarket review requirements must nonetheless comply with post-market general controls as described below, unless the FDA has indicated otherwise.

510(k) clearance pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating to the FDA’s satisfaction that the new device is substantially equivalent to a “predicate device.” A predicate device is a legally marketed device to which a new device may be compared to for a determination regarding substantial equivalence. A legally marketed device is a device that was previously 510(k)-cleared, a device that received de novo authorization, or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of a PMA application. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from submission, but it can take longer, particularly for a novel type of product.

PMA pathway. The PMA pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of its PMA review process, the FDA will typically inspect the manufacturer’s facilities for compliance with QSR requirements, which impose extensive testing, control, documentation, and other quality assurance procedures. The PMA review process typically takes one to three years from submission but can take longer.

De novo pathway. If no predicate device can be identified, a device is automatically classified as Class III, requiring a PMA application. However, the FDA can reclassify, either on its own initiative or in response to a request for de novo classification, for a device for which there was no predicate device if the device is low- or moderate-risk. If the device is reclassified as Class II, the FDA will identify special controls that the manufacturer must implement, which may include labeling, testing, performance standards, or other requirements. Subsequent applicants can rely upon the de novo device as a predicate for a 510(k) clearance, unless the FDA exempts subsequent devices from the need for a 510(k). The de novo route is intended to be less burdensome than the PMA process.

Post-market general controls. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, registration and listing, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report to the FDA corrective actions made to, or removal of, products in the field, if such actions were initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act which may present a health risk). Depending on the severity of the legal violation that led to correction or removal, the FDA may classify the manufacturer’s action as a recall.

The FDA enforces compliance with its requirements through inspection and market surveillance. If the FDA finds a violation, it can institute a wide variety of actions, ranging from an untitled or warning letter sent to manufacturers to enforcement actions such as fines, injunctions, and civil penalties; recall or seizure of products; operating restrictions, partial suspension or total shutdown of production; refusing requests for 510(k) clearance or PMA approval of new products; withdrawal of PMAs already granted; and criminal prosecution.

The FDA has become increasingly active in addressing the regulation of software used to support clinical decision making.  In 2016, the 21st Century Cures Act, (the “Cures Act”), among other things, amended the medical device definition in the FDC Act to exclude certain software from FDA regulation, including clinical decision support (“CDS software”) that meets certain criteria. CDS software is exempt from the medical device definition if it: (a) displays, analyzes or prints medical information about a patient or other medical information; (b) is intended for the purpose of supporting or providing recommendations about a patient’s care to a health care professional, (“HCP”), user; and (c) provides sufficient information about the basis for the recommendations to the HCP user, so that the HCP user does not rely primarily on any of the recommendations to make a clinical decision about an individual patient; unless (d) the software function acquires, processes, or analyzes a medical image, a signal from an in vitro diagnostic device, or a pattern or signal from a signal acquisition system.

On September 28, 2022, the FDA issued a final guidance document interpreting the Cures Act as it pertains to CDS software. Among other views expressed, the final guidance stated that software functions that assess or interpret the clinical implications or clinical relevance of a signal or pattern, such as those that process or analyze an electrochemical or photometric response generated by an assay and instrument to generate a clinical test result, are not exempt from medical device regulation. The final guidance also stated that software functions that generate risk probabilities or risk scores are not exempt because they provide a specific diagnostic, preventive, or treatment output.

Corporate Practice of Medicine; Fee-Splitting

We contract with various healthcare companies to deliver services to patients. This contractual relationship is subject to various state laws, including those of New York, Texas and California, that prohibit fee-splitting or the practice of medicine by lay entities or persons and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on the corporate practice of medicine.

State corporate practice of medicine and fee-splitting laws vary from state to state and are not always consistent among states. In addition, these requirements are subject to broad powers of interpretation and enforcement by state regulators. Some of these requirements may apply to any telemedicine company or provider organization we contract with. Failure to comply with regulations could lead to adverse judicial or administrative action against us and/or the providers we work with, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement with any telemedicine company or provider organization we contract with that interfere with our business and other materially adverse consequences.

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

Many states in which we operate and in which patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.

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

Employees and Human Capital Resources

As of April 1, 2024, we had seven full-time employees and two part-time employees. Three of our employees hold Ph.D. or M.D. degrees. We also engage contractors and consultants from time to time. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees into our collaborative culture. Our compensation program is designed to retain, motivate and attract highly qualified executives and talented employees and consultants. We are committed to fostering a culture that supports diversity and an environment of mutual respect, equity and collaboration that helps drive our business and our mission to become one of the leading medical technology companies for enabling improved prevention, detection, treatment and management of cardiovascular disease.

Corporation Information

Our corporate headquarters is located at 311 West Superior Street, Suite 444, Chicago IL 60654. Our telephone number is (855) 226-9991 and our website address is cardiodiagnosticsinc.com. The information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K and does not form a part of this Annual Report on Form 10-K. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this registration statement.

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

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 311 West Superior Street, Suite 444, Chicago IL 60654.

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

We have generated only nominal revenue in 2022 and 2023, including $950 in revenue generated in 2022 and $17,065 in revenue generated in 2023. Our net losses totaled $4,660,985 and $8,376,834 for the years ended December 31, 2022 and 2023, respectively, and we have an accumulated deficit of $14,368,380 at December 31, 2023. We expect losses to continue as a result of our ongoing activities to increase the adoption of our products, to gain market recognition and acceptance of our products, to expand our marketing channels and otherwise position ourselves to grow our revenue opportunities, all of which will require hiring additional employees as well as other significant expenses. We are unable to predict when we will become profitable, and it is possible that we may never become profitable. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, which we expect to increase substantially as a public company, and on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If additional capital is not available when required, if at all, or is not available on acceptable terms, we could be forced to modify or abandon our current business plan.

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

Our business and the markets in which we operate are new and rapidly evolving, which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•	attract new customers for our tests through patient awareness, sales and marketing campaigns, as well as through key channel partners;
•	gain market acceptance of our current and future tests and services with key constituencies and maintain and expand such relationships;
•	comply with existing and new laws and regulations applicable to our business and in our industry;
•	anticipate and respond to changes in payor reimbursement rates and the markets in which we operate;
•	react to challenges from existing and new competitors;
•	maintain and enhance our reputation and brand;
•	effectively manage our growth and business operations, including new geographies;
•	accurately forecast our revenue and budget for, and manage, our expenses, including capital expenditures; and
•	hire and retain talented individuals at all levels of our organization;

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

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We are not be successful at commercialization, sales and marketing and, as a result, our business may be adversely affected.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our results of operations and key metrics discussed elsewhere in this Annual Report on Form 10-K may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

•	the level of demand for our tests and services, which may vary significantly from period to period;

•	our ability to attract new customers, whether patients or strategic channel partners or other customers;

•	the timing of recognition of revenues;

•	the amount and timing of operating expenses;

•	general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID-19 pandemic and/or the military conflict between Russia and Ukraine;

•	the timing of our billing and collections;

•	adoption rates by participants in our key channels;

•	increases or decreases in the number of patients, providers and organizations that use our tests or pricing changes upon any signing and renewals of agreements with healthcare sub-vertical channel partners;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new offerings by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, practitioners, clinics or outsourcing facilities;

•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;

•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements and the adoption thereof;

•	fluctuations in stock-based compensation expenses;

•	expenses in connection with mergers, acquisitions or other strategic transactions;

•	changes in regulatory and licensing requirements;

•	the amount and timing of expenses related to our expansion to markets outside the United States; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

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

We expect to spend significant amounts to expand our existing operations, including expansion into new geographies, to make additional key hires, to expand our sales channels and constituencies and to develop new tests and services. If we are unable to raise additional capital, we may need to delay the timing of, or scale back, certain aspects of our business plan and operations. The estimate and our expectation regarding the sufficiency of funds to continue our business plan and operations are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient revenues, we may finance our cash needs through a combination of equity offerings and debt financings or other sources. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;

•	our ability to effectively manage our expenses and burn;

•	the cost of expanding our operations, including our geographic scope, and our offerings, including our marketing efforts;

•	our rate of progress in launching, commercializing and establishing adoption of our tests and services; and

•	the effect of competing technological and market developments.

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

Our current business model is unproven and the profit potential, if any, is unknown at this time. We are subject to all of the risks inherent in the creation of a new business. Our ability to achieve profitability is dependent, among other things, on our initial marketing and accompanying product acceptance to generate sufficient operating cash flow to fund current operations and future expansion. There can be no assurance that our results of operations or business strategy will achieve significant revenue or profitability.

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

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our solutions, increase adoption and usage of our products and introduce new products and features. The success of any enhancements or new products depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance and demand. Enhancements and new products that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may have interoperability difficulties with our solutions, or may not achieve the market acceptance necessary to generate significant or any revenue. If we are unable to successfully enhance our existing solutions and capabilities to meet evolving customer requirements, increase adoption and usage of our solutions, develop new products, or if our efforts to increase the usage of our products are more expensive than we expect, then our business, results of operations and financial condition could be harmed.

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our tests and services from customers across new vertical markets. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from existing and new markets. We have limited experience in marketing and selling our products and services generally, and in particular in new markets, which may present unique and unexpected challenges and difficulties. Furthermore, we may incur additional costs to modify our current solutions to conform to the customer’s requirements, and we may not be able to generate sufficient revenue to offset these costs. We may also be required to comply with certain regulations required by government customers, which will require us to incur costs, devote management time and modify our current solutions and operations. If we are unable to comply with those regulations effectively and in a cost-effective manner, our financial results could be adversely affected.

If the costs of the new marketing channels we use or plan to pursue increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use or have plans to use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. In addition, we have limited experience marketing our products and services and we may not be successful in selecting the marketing channels that will provide us with exposure to customers in a cost-effective manner. As part of our strategy to penetrate the new vertical markets, we expect to incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We expect to make significant expenditures and investments in new marketing activities, and these investments may not lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective sales and marketing programs, then our ability to attract new customers or enter into new vertical markets could be adversely affected.

Consolidation in the health care industry could have a material adverse effect on our business, financial condition and results of operations.

Many health care industry participants and payers are consolidating to create larger and more integrated health care delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the health care industry in the future. As consolidation accelerates, the economies of scale of our customers’ organizations may grow. If a customer experiences sizable growth following consolidation, that customer may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as health care providers consolidate to create larger and more integrated health care delivery systems with greater market power, these providers may try to use their market power to negotiate price reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our customers of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

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

While the clinical epigenetics market is still fairly new, we face competition from various sources, including large, well-capitalized technology companies such as Cleerly and Prevencio. These competitors may have better brand name recognition, greater financial and engineering resources and larger sales teams than we have. As a result, our competitors may be able to develop and introduce competing solutions and technologies that may have greater capabilities than our solutions or that are able to achieve greater customer acceptance, and they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we may also compete with smaller companies, who may develop their own platforms that perform similar services as our platform. We expect that competition will increase and intensify as we continue to expand our serviceable markets and improve our tests and services. If we are unable to provide our tests and services on terms attractive to the customer, the prospective customer may be unwilling to utilize our solutions. If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than we do, or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, increased competition may result in pricing pressures and require us to incur additional sales and marketing expenses, which could negatively impact our sales, profitability and market share.

Our business depends on customers increasing their use of our solutions, and we may experience loss of customers or decline in their use of our solutions.

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our tests and services. If our customers do not increase their use of our tests and services, then our revenue may not grow, and our results of operations may be harmed. It is difficult to accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels may have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of our tests and services, then we may be required to expend significantly more on sales and marketing than we currently plan to expend in order to maintain or increase revenue from customers. These additional expenditures could adversely affect our business, results of operations and financial condition.

Our technologies and products leverage and incorporate AI and machine learning, and their development, maintenance, and operational success are subject to various risks and uncertainties, some of which are beyond our control and may adversely affect our business, results of operations and financial condition, and may also result in reputational harm and liability.

One of the key components of our technology and solutions is the use of machine learning/artificial intelligence (“ML/AI”). While we have made, and expect to continue to make, investments in the continued development of AI capabilities, adoption of fast changing AI technology presents risks, challenges and potential unintended consequences. Also, the markets for our solutions and services are rapidly evolving and are highly competitive, and many of our competitors are also seeking to incorporate AI into their products. Competing firms may be able to develop and embed AI in their products more quickly than we can. If our competitors are better able to incorporate AI in their products and we are unable to compete effectively with them, our business, results of operations and financial condition could be adversely affected.

Our ML/AI powering our technology and products, there are known risks of with the use of ML/AI including accuracy, bias, toxicity, privacy, security and data provenance. Developing, testing and deploying ML/AI systems may also increase the cost of our offerings. Our failure to adequately address potential risks relating to the use of ML/AI in our technology and solutions could result in litigation regarding, among other things, intellectual property, privacy and other claims that could result in liability for our company. It may also result in new or increased governmental or regulatory scrutiny, which could result in regulatory action, legal liabilities, regulatory penalties, and damage to our reputation, potentially harming our business and financial condition. The use of our AI capabilities could raise ethical or social concerns and our failure to adequately address these concerns or the failure of our competitors, clients or other end users to do so could negatively impact our brand and reputation.

Our success in ML/AI technologies depends significantly on the continued service of our key technical personnel especially our Chief Technology Officer and our Chief Executive Officer, and our ability to attract and retain skilled professionals in a competitive market. The loss of key personnel or the inability to hire and retain the necessary talent could adversely affect our technological competitiveness and operational capabilities.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of customers to access its tests and services at any time and within an acceptable amount of time. We may in the future experience disruptions, outages and other performance problems due to a variety of factors, including challenges with suppliers, infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of customers or security related incidents. In addition, from time-to-time, we or our vendors may experience limited periods of equipment downtime, server downtime due to server failure or other technical difficulties (as well as maintenance requirements). It may become increasingly difficult to maintain and improve our performance, especially during high volume times and as our solution becomes more complex and our customer demand and traffic increases. If our solution is unavailable or if our customers are unable to access our solutions within a reasonable amount of time or at all, our business would be adversely affected, and its brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or patient data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems, as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers may cease to use our solutions and our business and operating results may be adversely affected.

We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and our test is performed by a single contract high complexity Clinical Laboratory Improvement Amendments (CLIA) laboratory.

For our Epi+Gen CHD™ and PrecisionCHD™ tests, we and our vendors rely on a limited number of suppliers for laboratory reagents and sampling kit supplies, contract manufacturers, and logistics providers. For example, certain proprietary reagents are manufactured under Good Manufacturing Practice (GMP) by a single contract manufacturer located in Michigan; the blood collection tubes included in the sample collection kits are manufactured by a single manufacturer; and the tests are performed in one high complexity CLIA laboratory located in Missouri. The reliance on a limited number of suppliers and a sole contract manufacturer and laboratory present various risks. These include the risk that in the event of an interruption from any part of our supply chain for any reason, such as a natural catastrophe, labor dispute, or system interruption. We may not be able to develop an alternate source without incurring material additional costs and substantial delays. For example, during 2021, the Coronavirus pandemic impacted the ability to conduct in-person training of personnel at the laboratory, which delayed the launch of Epi+Gen CHD™ by approximately two and a half months. As a public company, the delay of a product launch by a nearly a fiscal quarter could cause our reported results of operations to fail to meet market expectations, which, in turn, and could negatively impact our stock price.

The security of our solutions, networks or computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

The use of our solutions involves the storage, transmission and processing of our customers’ private data, and this data may contain confidential and proprietary information of our customers or their customers, patients, employees, business partners or other persons (“customer personnel”) or other personal or identifying information regarding our customers and customer personnel. Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our customer and customer personnel private data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our customers and customer personnel. If any of our customers’ or customer personnel’s private data is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private data, which will adversely affect the quality and performance of our solutions.

In addition, our platform and services may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent in our industry. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, they may include the theft or destruction of data owned by us or our customers or customer personnel, and/or damage to our platform. Any failure to maintain the performance, reliability, security and availability of our products and technical infrastructure to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new customers.

While we have implemented and is continuing to implement procedures and safeguards that are designed to prevent security breaches and cyber attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information.

We maintain cybersecurity coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or certain exclusions. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers.

Our ability to retain existing customers and attract new customers depends in part on our ability to maintain a consistently high level of customer service and technical support. Our current and future customers depend on our customer support team to assist them in utilizing our tests and services effectively and to help them to resolve issues quickly and to provide ongoing support. If we are unable to hire and train sufficient support resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our solutions. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase our costs and adversely affect our business, results of operations and financial condition. Our sales are and will be highly dependent on our business reputation and on positive recommendations from customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

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

The clinical epigenetic testing, artificial intelligence/machine learning-based solutions and the cardiovascular diagnostics markets are undergoing rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing tests and services or additional tests and services that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. The success of enhancements, new tests and services depends on several factors, including the timely completion, introduction and market acceptance of the innovations. Failure in this regard may significantly impair our revenue growth. In addition, because our solutions are designed to operate on existing cloud software and technologies, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies, alongside changes in laboratory technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new diagnostic tests, network platforms or technologies, including laboratory technologies, or modifications to existing tests, platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies, including laboratory technologies, could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.

Our growth strategy may not prove viable and expected growth and value may not be realized.

While our overall sales and marketing initiatives will span the gamut across traditional, print and digital mediums, our primary sales and marketing strategy consists of the branding, collaboration, co-marketing, and co-sales opportunities involved in strategic channel partnerships. By prioritizing strategic channel partnerships, we believe we can accelerate our market penetration into the key healthcare sub-verticals we intend to prioritize for our growth. The key to our efforts is a well-defined and executed channel partnership integration strategy that we believe will serve to accelerate the sales cycle. Although there is no assurance, we believe such strategic channel partnerships will generate revenue in a myriad of ways, including larger contracts for our Epi+Gen CHD™ and PrecisionCHD™ tests, our HeartRisk platform, and bundling our solutions alongside other synergistic technologies, services, and products. There can be no assurance that we will be successful in acquiring customers through these and other strategies.

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

Changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including the Sarbanes-Oxley Act of 2002 and various rules and regulations adopted by the SEC, are creating uncertainty for public companies. Our management will need to invest significant time and financial resources to comply with both existing and evolving requirements for public companies, which will lead, among other things, to significantly increased general and administrative expenses and a certain diversion of management time and attention from revenue generating activities to compliance activities.

Risks Related to our Business Operations

We could experience losses or liability not covered by insurance.

Our business exposes us to risks that are inherent in the provision of testing services that assist clinical decision-making. If customers or customer personnel assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to the Company, divert management’s attention from operations, and decrease market acceptance of our solutions. The limitations of liability set forth in any contracts we may enter into now or in the future may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by a contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

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

The University of Iowa Research Foundation, or UIRF, license agreement grants to us a worldwide, exclusive, non-transferable license under the Patent Rights, as defined in the agreement, to make, have made, use, sell, offer for sale and import the Licensed Products(s) and/or Licensed Processes, as defined in the agreement, in the field of research tools and clinical diagnostics for cardiovascular disease, stroke, congestive heart failure and diabetes in humans. However, the agreement also confers a non-exclusive license as to Technical Information. Technical Information is defined as certain research and development information, materials, confidential information, technical data, unpatented inventions, know-how and supportive information owned and controlled by the licensor that was not in the public domain as of May 2, 2017 and that describes the Invention, as defined in the agreement, its manufacture and/or use and selected by the licensor to provide to us for use in or with the development, manufacture or use of the Licensed Products and/or Licensed Processes. Technical Information further includes materials, all progeny and derivatives of the materials made by us or our sublicensees, as well as software or other copyrightable work, all derivatives of such software and other copyrightable work made by us and our sublicensees. The ability of UIRF to grant non-exclusive licenses to third parties in and to this broad definition of Technical Information raises the possibility that unaffiliated third parties could use such Technical Information, including Technical Information used by the Company, to make, use, sell, offer to sell and import products and/or processes that compete with the Company’s exclusively-licensed products and/or processes or are positioned in markets that the Company may enter in the future. Increased competition could result in reduced demand for the Company’s products and/or processes, slow its growth and materially adversely affect its business, operating results and financial condition.

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

The initial work on our core technology is derived from work done by our founders while at the University of Iowa, around which there is currently a family of patent applications, the rights of which are owned by the University of Iowa Research Foundation (UIRF) and exclusively licensed to us. In addition, certain follow-on work on our core technology also is derived from work done by our founders while at the University of Iowa but was furthered by our founders. Therefore, certain follow-on work is co-owned by UIRF and us, and exclusively licensed to us under the license agreement with UIRF. That license agreement and those licenses granted under the license agreement terminate on the expiration of the patent rights licensed under the license agreement, unless certain proprietary, non-patented technical information is still being used by us, in which case the license agreement will not terminate until the date of termination of such use. The licenses under the license agreement could terminate prior to the expiration of the licensed patent rights if we materially breach our obligations under the license agreement, including failing to pay the applicable license fees and any interest on such fees, and if we fail to fully remedy such breach within the period specified in the license agreement, or if we enter liquidation, have a receiver or administrator appointed over any assets related to the license agreement, or cease to carry on business, or file for bankruptcy or if an involuntary bankruptcy petition is filed against us. The license agreement can also be terminated by UIRF as a result of our failure to timely achieve certain performance goals, including minimum requirements for commercial sales of our cardiac test, provided that UIRF first provides written notice to us of such failure and if such failure is not remedied within 90 days following any such notice.

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

Intellectual property that is in-licensed may have been made using government funding and, thus, may be subject to federal regulations under the Bayh-Dole Act.

The intellectual property Cardio has licensed from UIRF is indicated as having been discovered through government funded programs and thus, may be subject to federal regulations under the Bayh-Dole Act. In general, the Bayh-Dole Act provides the U.S. government certain rights in inventions developed using government funding, such as a right to a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, intellectual property generated with government funding is also subject to certain reporting requirements, and the Bayh-Dole Act requires that any products subject to the Bayh-Dole Act be manufactured substantially in the United States, although this manufacturing requirement can be waived if the owner of the patents and applications can show that reasonable efforts to manufacture the product substantially in the United States were unsuccessful, or that under the circumstances, domestic manufacture is not commercially feasible.

Under the Bayh-Dole Act, the U.S. government has the right to take title to inventions developed using a U.S. government funded program, referred to as “march-in rights,” for a number of reasons including, for example, failure to disclose the invention to the government or failure to file an application within specified time limits. In addition, under the Bayh-Dole Act, the U.S. government has the right to require any invention developed using U.S. government funding to be granted exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that (i) adequate steps have not been taken to commercialize the invention (ii) government action is necessary to meet public health or safety needs or (iii) government action is necessary to meet requirements for public use under federal regulations.

Compliance with such regulations may limit Cardio’s exclusive rights, subject Cardio to expenditure of resources with respect to reporting requirements and limit Cardio’s ability to contract with non-U.S. manufacturers. In addition, any exercise by the government of any of the foregoing rights under the Bayh-Dole Act may affect Cardio’s competitive position, business, financial condition, results of operations, and prospects.

Risks Related to Government Regulation

We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for our products services and collect reimbursement from governmental programs and private payors, our contractual relationships with providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:

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

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert management’s attention from the operation of our business and result in loss of customers and adverse publicity.

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

We believe our Epi+Gen CHD™ and PrecisionCHD™ tests are LDTs. The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing. The FDA sometimes determines that a test that is being offered by a laboratory as an LDT is not an LDT under the FDA’s interpretation of that term but is an in IVD product in commercial distribution, and therefore must comply with the regulations that apply to IVDs, including the need for successfully completing the FDA review process. If the FDA were to conclude that our test is not an LDT, we would be subject to extensive regulation as a medical device.

For tests that are deemed to be LDTs, the FDA has historically taken the position that it has the authority to regulate such tests as IVDs under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), although it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo authorization or clearance of LDTs, it has generally chosen not to enforce those requirements. Various bills have been introduced in Congress seeking to substantially revamp the regulation of both LDTs and IVDs. In March 2020, the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act of 2020 was introduced in the Senate, which proposed a risk-based regulatory framework for IVDs and LDTs and required premarket approval for some in vitro clinical tests. The VALID Act was reintroduced in June 2021 and again most recently in March 2023; the prospects for enactment are uncertain. In March 2020, the Verified Innovative Testing in American Laboratories (“VITAL”) Act of 2020 was introduced in the Senate, which would expressly shift the regulation of LDTs from FDA to CMS. The VITAL Act was reintroduced in May 2021, and has not since been reintroduced. Neither the VALID Act nor the VITAL Act has been enacted into law as of the date of this Annual Report on Form 10-K.

In the meantime, the regulation by the FDA of LDTs remains uncertain. In September 2023, the FDA announced a proposed regulation that would, if adopted, alter the FDA’s historical exercise of enforcement discretion for LDTs by classifying LDTs as medical devices. The proposed regulation would subject LDTs to a more stringent regulatory framework, including premarket clearance or approval requirements, QSR, and post-market surveillance obligations. Failure to comply with these and other FDA regulations could result in legal actions, including fines and penalties. The FDA has indicated it plans to finalize the proposed rule in the second quarter of 2024, though it is uncertain whether the FDA will finalize the proposed rule on this timeline or at all or whether there would be litigation challenging the final rule. If the FDA premarket clearance, approval or authorization is required by FDA for any of our existing or future tests, or for any components or materials we use in our tests, such as the component used to collect samples from patients, we would need to submit a premarket notification, PMA application or request for de novo authorization to the FDA and to include information supporting our LDT. For example, the regulatory premarket clearance, approval or de novo authorization process may involve, among other things, successfully completing analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or plan to perform for our LDT. These studies may be extensive and costly and may take a substantial period of time to complete. Any such studies may fail to generate data that meets the FDA’s requirements. The studies may also not be conducted in a manner that meets the FDA’s requirements, and therefore could not support the marketing application. There can be no assurance that the submission of such an application will result in a timely response by the FDA or a favorable outcome that will allow the test to be marketed. In addition, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we work to obtain FDA clearance, approval or de novo authorization. Our business may be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance, approval or de novo authorization.

Certain types of standalone diagnostics device software functions are subject to FDA regulation as a medical device. Some types of device software functions are subject to premarket requirements. If the FDA were to conclude that Cardio or our licensee is required to obtain premarket authorization for the software used in Epi+Gen CHD™ or PrecisionCHD™, our ability to offer the tests as an LDT could be delayed or prevented, which would adversely affect our business.

In addition, we may require cooperation in our filings for FDA clearance, approval or de novo authorization from third-party manufacturers of the components of our tests. We cannot be certain that we will receive the support we need from third-party vendors in a timely fashion, or that the information they provide will meet FDA’s requirements.

We cannot assure investors that any of our tests for which we decide to pursue or are required to obtain premarket clearance, approval or de novo authorization by the FDA will be cleared, approved or authorized on a timely basis, if at all. In addition, if a test has been cleared, approved or authorized, certain kinds of changes that we may make, e.g., to improve the test, or because of issues with suppliers of the components of the test or modification by a supplier to a component upon which our test approval relies, may result in the need for the test to obtain new clearance, approval or authorization from the FDA before we can implement them. Ongoing compliance with FDA regulations, such as the QSR, labeling requirements, Medical Device Reports, and recall reporting, would increase the cost of conducting our business. We will be subject to periodic inspection by the FDA to ascertain whether our facility does comply with applicable requirements. The penalties for failure to comply with these FDA requirements may include Warning Letters, product seizure, injunctions, civil penalties, criminal penalties, mandatory customer notification, and recalls, any of which may adversely impact our business and results of operations.

Furthermore, the FDA or the Federal Trade Commission (“FTC”), as well as state consumer protection agencies, may object to the materials and methods we use to promote the use of our current tests or other tests we may develop in the future, including with respect to the product claims in our promotional materials, and may initiate enforcement actions against us. Enforcement actions by these agencies may include, among others, injunctions, civil penalties, fines, and equitable monetary relief.

If our products do not receive adequate coverage and reimbursement from third-party payors, our ability to expand access to our tests beyond the initial sales channels will be limited and our overall commercial success will be limited.

We currently do not have broad-based coverage and reimbursement for the Epi+Gen CHD™ and PrecisionCHD™ tests. However, our strategy is to expand access to our tests by pursuing coverage and reimbursement by third-party payors, including government payors. Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers, and government healthcare programs, such as Medicare and Medicaid in the United States and similar programs in other countries, for the types of risk assessment and detection tests we perform can be limited and uncertain. Healthcare providers may not order our products unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the products. If we are not able to obtain adequate coverage and an acceptable level of reimbursement for our products from third-party payors, there could be a greater co-insurance or co-payment obligation for any individual for whom a test is ordered. The individual may be forced to pay the entire cost of a test out-of-pocket, which could dissuade physicians from ordering our products and, if ordered, could result in delay in or decreased likelihood of collection of payment.

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

Even if we establish relationships with payors to provide our products at negotiated rates, such agreements would not obligate any healthcare providers to order our products or guarantee that we would receive reimbursement for our products from these or any other payors at adequate levels. Thus, these payor relationships, or any similar relationships, may not result in acceptable levels of coverage and reimbursement for our products or meaningful increases in the number of billable tests we sell to healthcare providers. We believe it may take at least several years to achieve coverage and adequate reimbursement with a majority of third-party payors, including with those payors offering negotiated rates. In addition, we cannot predict whether, under what circumstances, or at what payment levels payors will cover and reimburse for our products. We do not expect Epi+Gen CHD™ or PrecisionCHD™ to have Medicare or other third-party coverage or reimbursement in the near term. However, if we fail to establish and maintain broad-based coverage and reimbursement for our products, our ability to expand access to our products, generate increased revenue, and grow our test volume and customer base will be limited, and our overall commercial success will be limited.

Our products may fail to achieve the degree of market acceptance necessary for commercial success.

The failure of our products, once introduced, to be listed in physician guidelines or of our studies to produce favorable results or to be published in peer-reviewed journals could limit the adoption of our products. In addition, healthcare providers and third-party payors, including Medicare, may rely on physician guidelines issued by industry groups, medical societies, and other key organizations, before utilizing or reimbursing the cost of any diagnostic or screening test. Although we have published a study showing the Epi+Gen CHD™ and PrecisionCHD™ tests are associated with cost saving, it is not yet, and may never be, listed in any such guidelines.

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

Because of the extreme sensitivity of the PII that we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting customer and patient confidence. Customers may curtail their use of or stop using our services or our customer base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claims expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our tests and services.

Our business model contemplates that we will store, process and transmit both public data and our customers’ and customer personnel’s private data. Our customers may store and/or transmit a significant amount of personal or identifying information through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ customers, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

General Risks Affecting Our Company

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our business may be adversely affected. If the COVID-19 virus and its potentially more contagious variants cause an additional resurgence of infection of COVID-19, or if new variants continue to develop resistance to government approved COVID-19 vaccinations, or if an influenza or other pandemic were to occur, our business, results of operations, financial condition and liquidity could be negatively impacted.

As a result of public health emergencies, we experienced, and in the future could experience, supply chain disruptions, including shortages, delays and work stoppages among some vendors and suppliers, travel restrictions and cancellation of events, among other effects, thereby significantly and negatively impacting our operations. In addition, our results and financial condition may be adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing public health emergencies such as a COVID-19 or the U.S. health care system, which, if adopted, could result in direct or indirect restrictions to its business, financial condition, results of operations and cash flow.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, allowance for doubtful accounts, content asset amortization policy, valuation of our Common Stock, stock-based compensation expense and income taxes, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. Refer to Note 3, “Summary of Significant Accounting Policies” to the Audited Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements.

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

We have filed, and the SEC has declared effective, registration statements covering (i) the resale of Common Stock underlying Public Warrants issued in the Company’s initial public offering and a substantial number of shares of Common Stock and shares underlying warrants issued in private placements we completed prior to our Business Combination; (ii) up to $17 million in securities on a shelf registration statement that we are currently using for an at-the-market offering of up to $17 million; and (iii) a registration statement on Form S-8 covering our 2022 Equity Incentive Plan. Public sales of securities can continue to be made under these registration statements. We also plan to file a registration statement covering the resale of Common Stock and shares underlying warrants that we recently sold in a private placement. In addition, all of the shares we issued in the Business Combination to holders of Legacy Cardio securities are available for resale under Rule 144 without restriction, subject to certain limitations that apply to our affiliates.

The total number of shares available for resale under these registration statements and/or under Rule 144 represents a significant percentage of our outstanding shares. The resale, or expected or potential resale, of a substantial number of our shares of Common Stock in the public market could adversely affect the market price for our shares of Common Stock and make it more difficult for investors to sell their shares of Common Stock at times and prices that they feel are appropriate. In particular, we expect that, because there are a substantial number of shares registered pursuant to various registration statements, the applicable selling securityholders can continue to offer such covered securities for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to a registration statement or Rule 144 may continue for an extended period of time.

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

As of April 1, 2024, we have Warrants outstanding to purchase 8,528,766 shares of our Common Stock. We will also have the ability to initially issue an aggregate of 4,336,941 shares of our Common Stock under the Cardio Equity Incentive Plan, of which 3,772,425 options have been granted and are currently exercisable and 305,381 RSUs have been granted. To the extent Warrants and options are exercised, and RSUs vest, additional shares of Common Stock could be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Common Stock.

At a special meeting of stockholders held on December 18, 2023, our stockholders approved the future issuance of shares of Common Stock and/or securities convertible into or exercisable for Common Stock equal to 20% or more of the Common Stock outstanding in one or more non-public transactions as required by Nasdaq Marketplace Listing Rule 5635(d) (the "Share Issuance Proposal”). Any non-public financing transaction undertaken in connection with this approval will be conducted within the parameters set forth in the Share Issuance Proposal described in the proxy statement for the Annual Meeting.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares of Common Stock or other equity securities of equal or senior rank would have the following effects:

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

The exercise prices of our currently outstanding Warrants range from a high of $11.50 to a low of $1.78 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore, the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.42 per share on March 28, 2024. If the trading price for our Common Stock is less than the applicable exercise price of our Warrants, we believe holders of those Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their expiration, and, as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of the Warrants.

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

As our expansion plans and strategies develop, and as we continue to operate as a public company, we expects needing additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our common stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements or be subject to delisting. In the second half of 2023, we received deficiency notices from Nasdaq with respect to our failure to meet the minimum bid price and the minimum stockholders’ equity requirement necessary for continued listing on Nasdaq. In both instances, we were able to cure the deficiencies within the applicable cure period, and our securities continued to trade on Nasdaq without interruption. However, there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq at all times in the future. If Nasdaq delists our shares of Common Stock or Public Warrants for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and we have integrated these processes into our overall risk management program. We assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We have adopted as the governance framework for our cybersecurity program the Service Organization Control Type 2 (SOC2) and the Health Insurance Portability and Accountability Act (HIPAA). We use this framework as a guide to help us identify, assess, respond to, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program includes:

• periodic risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise information technology environment;

• skilled information security and data privacy personnel, who support our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents;

• external service providers, where appropriate, to monitor, assess, test, or otherwise assist with aspects of our security controls, and to support risk mitigation efforts;

• training for our employees on cybersecurity awareness and the importance of protecting information assets.

• periodic reviews of key cybersecurity policies, and updating as needed;

• a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

• a third-party risk management platform is being used to govern and mitigate the potential risks, including a comprehensive process for service providers, suppliers, and vendors.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and management expects to keep the Board informed of any material cybersecurity threats and expects to provide a report to the Board on a periodic basis and the Board will consider and oversee.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Technology Officer leads a team of information security professionals who have primary responsibility for our overall cybersecurity risk management program and supervises both our internal personnel and our external cybersecurity consultants.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include threat briefings from internal personnel and external service providers, as well as alerts and reports produced by security tools deployed in the information technology environment.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 311 W. Superior St, Ste 444, Chicago, IL 60654 pursuant to a Lease Agreement. The cost for this space is approximately $13,000 per month with an unaffiliated third party commencing on December 1, 2023 and is on a three year term. We also maintain a lab at 2565 N. Dodge, Suite D, Iowa City, IA 52245 pursuant to a Lease Agreement. The cost for this space is approximately $8,505 per month with an unaffiliated third party commencing on December 1, 2023 and is on a five year term. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

As of April 1, 2024, there were 37 holders of record of our common stock and six holders of record of our Public Warrants and Sponsor Warrants. In addition, we have approximately 73 holders of private placement warrants, the majority of which have been registered for resale on a registration statement on Form S-1 that the SEC declared effective on January 24, 2023.

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

Warrants

As of April 1, 2024, there were 8,528,766 warrants outstanding for the purchase of Company Common Stock. Refer to Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to outstanding warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11, “Executive Compensation,” for information about securities authorized for issuance under the Company’s equity compensation plan.

Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2023 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

We do not currently have any plans under which the Company is able to repurchase shares of our equity securities from our stockholders.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP as discussed in Note 2 – Merger Agreement and Reverse Recapitalization, the consolidated financial statements of Cardio Diagnostics, Inc., a Delaware corporation and our wholly owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements as of December 31, 2023 and 2022 and for each of the two years in the period ended December 31, 2023 and the related notes included in Part II, Item 8 of this Annual Report.

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

Cardio believes that it is the first company to develop and commercialize epigenetics-based clinical tests for cardiovascular disease that have clear value propositions for multiple stakeholders including (1) patients, (2) clinicians, (3) hospitals/health systems, (4) employers and (5) payors. According to the CDC, epigenetics is the study of how a person’s behaviors and environment can cause changes that affect the way a person’s genes work. Unlike genetic changes, epigenetic changes are reversible and do not change one’s DNA sequence, but they can change how a person’s body reads a DNA sequence.

Cardio launched its first clinical test, Epi+Gen CHD, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Despite long partnership and sales cycles, in some instance as long as 14 months, Cardio in 2023 generated revenue from patient(s), small provider(s), larger provider(s) and employer(s) and has developed a more robust sales and partnership pipeline. In addition to revenue, other key developments since our last Form 10-Q filing as of September 30, 2023, include:

•	Planned launch of a new lab and fulfillment center to expand testing capacity, reduce costs, reduce turnaround time and improved margins.
•	Entering into a Supply and Distribution Agreement with one of India’s premier organizations, Aimil Ltd, to lay the pre-marketing groundwork via Aimil’s extensive healthcare network.
•	Receiving an Innovative Technology Contract from Vizient, the largest group purchasing organization with a customer base encompassing 60% of hospitals and 97% of academic medical centers in the US.
•	Publication of a key peer-reviewed study on PrecisionCHD development and validation for the detection of coronary heart disease in the Journal of American Heart Association.
•	An agreement with Family Medicine Specialists to test at least 1,200 of their BlueCross BlueShield and other health plan patients across four locations.
•	Obtained two Current Procedural Terminology (CPT) Proprietary Laboratory Analysis (PLA) codes from the American Medical Association, 0440U for PrecisionCHD and 0439U for Epi+Gen CHD.
•	The launch of HeartRisk, a cardiovascular risk intelligence platform, initially for employers to provide insights that combine HIPAA-compliant anonymized and aggregated clinical cardiovascular risk data with industry and geographic data, with the aim of helping employers understand the cardiovascular risks in their workforce compared to population and industry benchmarks.

Cardio expects that sales and partnership cycles will continue to be long. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;

•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;

•	Leverage our newly awarded CPT PLA codes;

•	Expand the adoption of our products across key channels, including health systems and self-insured employers, including for HeartRisk, Cardio’s new SaaS product;

•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and

•	Pursue potential strategic partnership(s) and acquisition(s) of one or more synergistic companies.

Recent Developments

At the Market Sales Agreement

On January 26, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $17 million in shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock made pursuant to the Sales Agreement have been or will be made under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on February 1, 2024. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

As of April 1, 2024, the Company has sold 487,083 shares of its common stock under the Sales Agreement resulting in proceeds to the Company of $855,922, net of offering costs. The Company has paid Craig-Hallum $ 21,947 in sales commissions.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Revenue
Revenue	$17,065	$950

Operating Expenses
Sales and marketing	158,514	92,700
Research and development	145,182	40,448
General and administrative expenses	6,936,646	4,400,253
Amortization	19,182	16,000
Total operating expenses	(7,259,524)	(4,549,401)
Other (expense) income	(1,134,375)	(112,534)
Net (loss)	$(8,376,834)	$(4,660,985)

Net Loss

Cardio’s net loss for the year ended December 31, 2023, was $8,376,834 as compared to $4,660,985 for the year ended December 31, 2022, an increase of $3,715,849 primarily as a result of an increase in General and Administrative expenses.

Revenue

Cardio has earned only nominal revenue since inception. Revenue for the year ended December 31, 2023, was $17,065 compared to $950 for the year ended December 31, 2022. Revenue was generated through multiple revenue channels, including, telemedicine platform, provider organizations, and employers.

Sales and Marketing

Expenses related to sales and marketing for the year ended December 31, 2023, were $158,514 as compared to $92,700 for the year ended December 31, 2022, an increase of $65,814. The overall increase was due to an increase in sales and marketing campaign efforts in 2023.

Research and Development

Research and development expense for the year ended December 31, 2023, was $145,182 as compared to $40,448 for year ended December 31, 2022, an increase of $104,734. The increase was attributable to increased laboratory runs performed in the 2023, as compared to laboratory runs performed in 2022.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023, were $6,936,646 as compared to $4,400,253 for the year ended December 31, 2022, an increase of $2,536,393. The overall increase is primarily due to a stock compensation of $1,035,273, an increase in rent, personnel, and office and software expenses related to new offices and the new internal lab setup.

Amortization

Amortization expense for the year ended December 31, 2023, was $19,182, as compared to $16,000 for the year ended December 31, 2022. The total amortization expense for the year ended December 31, 2023 includes the amortization of intangible assets of $16,000 and patent costs of $3,182, respectively.

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

Historically, our principal sources of liquidity have been proceeds from the issuance of equity and warrant exercises. More recently, upon signing the YA Securities Purchase Agreement on March 8, 2023 (the “Securities Purchase Agreement”), we issued and sold to YA II PN, Ltd. (“Yorkville”) a Convertible Debenture in the principal amount of $5,000,000 for a purchase price of $4,500,000 to provide additional liquidity. Yorkville fully converted the $5,000,000 Convertible Debenture into an aggregate of 10,622,119 common shares during the year ended December 31, 2023. The Securities Purchase Agreement contemplated the issuance of a second convertible debenture in the amount of $6,200,000. However, prior to the issuance of the second convertible debenture, the Company and Yorkville terminated the Securities Purchase Agreement by the mutual consent of the parties, effective as of January 4, 2024.

On February 2, 2024, we closed a private placement with seven accredited investors, whereby we issued a total of 561,793 units (“Units”), with each Unit consisting of (i) one share of our Common Stock and (ii) one six-year Common Stock purchase warrant having an exercise price of $1.78 per share, subject to adjustment (the “Private Placement”). The Private Placement resulted in the issuance to investors of 561,793 shares of Common Stock and 561,793 warrants in an unregistered offering of securities. The purchase price of the securities was $1.78 per Unit, resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We intend to use the net proceeds from the Private Placement for working capital and general corporate purposes.

As noted in Recent Developments, above, we entered into an At-the Market Sales Agreement with Craig-Hallum on January 26, 2024. As of April 1, 2024, we have received $877,869 in gross proceeds from the ATM sales, and we have available up to $16.1 million in future sales of our Common Stock that we may elect to make under the Sales Agreement.

We expect that our primary cash needs in 2024 will be for day-to-day operations, funding working capital requirements, funding our growth strategy, paying the setup expenses of our internal laboratory and paying expenses incurred in connection with our ongoing FDA submission activities. On March 22, 2023, Ladenburg, one of Mana’s investment bankers, offered us a 15% early pay discount on the balance due. On March 27, 2023, we accepted Ladenburg’s early pay discount offer and paid Ladenburg the net balance due and payable of $419,475. The remaining assumed liabilities balance of $435,000 was paid in full in October 2023. Accordingly, as of the date of this report, the Company has paid in full all of the liabilities it assumed in the Business Combination.

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

We continue to explore our financing options, such as equity private placement transactions. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction. We expect that for the remainder of 2024, we will rely on the ongoing ATM offering, provided that market conditions are favorable.

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

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $1.78 per share of Common Stock. We believe the likelihood that warrant holders will exercise their Warrants and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.42 on March 28, 2024. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, we believe holders of our Public Warrants, Sponsor Warrants and Private Placement Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at December 31, 2023 totaled $1,283,523 as compared to $4,117,521 at December 31, 2022, a decrease of $2,833,998. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	2023	2022
Net cash used in operating activities	$5,672,175	$5,090,968
Net cash used in investing activities	794,291	368,001
Net cash provided by financing activities	3,632,468	9,063,723

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2023, was $5,672,175, as compared to $5,090,968 for the year ended December 31, 2022. The cash used in operations during the year ended December 31, 2023, is a function of net loss of $8,376,834, adjusted for the following non-cash operating items: depreciation of $3,790, amortization of $107,830, stock based compensation of $1,279,273, and non-cash interest expense of $6,704,522, offset by a change in fair value of derivative liability of $5,406,220, a gain on extinguishment of debt of $193,350, an increase in accounts receivable of $4,960, a decrease of $758,669 in prepaid expenses and other current assets, an increase in deposits of $7,900, a decrease of $781,500 in accounts payable and accrued expenses and an increase in lease liability of $244,505.

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

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2023, was $794,291 compared to $368,001 for the year ended December 31, 2022. The cash used in investing activities for the year ended December 31, 2023, was due to $575,663 for purchase of property and equipment, $21,352 payments for lease and $197,276 in patent and trademark costs incurred.  The cash used in investing activities for the year ended December 31, 2022 was due to $4,021 cash acquired from acquisition, $137,466 repayment of deposit for acquisition, $433,334 payments for notes receivable and $76,154 in patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2023, was $3,632,468 as compared to $9,063,723 for the year ended December 31, 2022. This change was due to $4,500,000 in proceeds from convertible note, $390,000 in proceeds from the exercise of warrants offset by $942,532 in payments pursuant to a finance agreement, and $315,000 in placement agent fees during the year ended December 31, 2023. Cash provided by financing activities for the year ended December 31, 2022 was due to $11,986,036 in proceeds from the sale of common stock, offset by $188,674 in payments of finance agreement, $1,535,035 in payments of recapitalization transaction costs and $1,198,604 in payments of placement agent fees, during the year ended December 31, 2022.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has generated only nominal revenue in the past two years. The Company had a net loss of $8,376,834 for the year ended December 31, 2023 and an accumulated deficit of $14,368,380 at December 31, 2023. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations.  The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business.  Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

As of December 31, 2023, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed a business combination with Mana on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, Cardio and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction (see Note 11 to Notes to Consolidated Financial Statements) without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company is evaluating the claim. No legal proceedings have been instigated.

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement effective on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and believes that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Annual Report on Form 10-K, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition. The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

Northland Securities, Inc.

In January 2024, following the Company’s termination of its agreement with Yorkville and in connection with the Company’s recent at the market offering and/or its February 2024 private placement, a managing director of Northland Securities, Inc. (“Northland”) contacted the Company claiming the right to be paid a fee of approximately $150,000 pursuant to the agreement of March 1, 2023 between the Company and Northland regarding the Yorkville financing. Subsequently, the Company has been advised by another representative of Northland that Northland would not proceed with any such claim. The Company does not believe that it owes Northland any sum based on the termination of the Yorkville Securities Purchase Agreement and the subsequent financing transactions.

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

While Cardio’s significant accounting policies are described in more detail in Note 3 to its consolidated financial statements, Cardio believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned-subsidiary, Legacy Cardio. All intercompany accounts and transactions have been eliminated.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Revenue Recognition

The Company offers its products, Epi+Gen CHD and PrecisionCHD, via telemedicine providers, provider organizations such as concierge practices, longevity clinics, and risk-bearing provider organizations, and employer organizations. The Company is continuing to expand its markets and payment optionality, and therefore, other organization types not listed below may be added, and from time-to-time, there may be additional payment options.

•	Telemedicine

For telemedicine, the telemedicine provider collects payments from patients upon completion of eligibility screening and test order. Patients then send their samples to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon invoicing the telemedicine providers. Telemedicine providers are invoiced at the end of each month for all tests completed since prior invoicing.

•	Provider organizations

For provider organizations, the cost of each test is negotiated prior to testing commencing. Pricing is determined based largely on the provider organization type and testing volume commitment. Upon ordering a test, a patient’s sample is sent to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon invoicing the provider organization. The provider organization is invoiced the agreed upon pricing at the end of each month for all samples accepted or tests completed since prior invoicing.

•	Employer organizations

For employer organizations, the cost of each test is negotiated prior to testing commencing. Pricing is determined based largely on testing volume commitment. Patient samples are sent to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon invoicing the employer organization. The employer organization is invoiced the agreed upon pricing once a heart disease fair is completed or all testing is completed.

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

Patent Costs

Cardio accounts for patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. The Company evaluates its patents’ estimated useful life and begins amortizing the patents when they are brought to the market or otherwise commercialized.

Leases

The Company accounts for leases under ASC 842, “Leases”. The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use assets (“ROU assets”) represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected to keep leases with an initial term of 12 months or less off the balance sheet.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk.

Item 8	Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cardio Diagnostics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cardio Diagnostics Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the consolidated financial statements, the Company has generated only nominal revenue in the past two years. The Company had a net loss of $8,376,834 for the year ended December 31, 2023 and an accumulated deficit of $14,368,380 at December 31, 2023. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans regarding these matters are disclosed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2021

Hackensack, New Jersey

April 1, 2024

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2023	2022

ASSETS

Current assets
Cash	$1,283,523	$4,117,521
Accounts receivable	4,960	—
Prepaid expenses and other current assets	1,477,197	1,768,366

Total current assets	2,765,680	5,885,887

Long-term assets
Property and equipment, net	571,873	—
Right of use assets, net	575,227	—
Intangible assets, net	21,333	37,333
Deposits	12,850	4,950
Patent and trademark costs, net	515,402	321,308

Total assets	$4,462,365	$6,249,478

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$243,213	$1,098,738
Lease liability – current	223,929	—
Finance agreement payable	374,000	849,032

Total current liabilities	841,142	1,947,770

Long-term liabilities
Lease liability – long term	663,099	—

Total liabilities	1,504,241	1,947,770

Stockholders’ equity
Preferred stock, $.00001 par value; authorized – 100,000,000 shares; 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $.00001 par value; authorized – 300,000,000 shares; 20,540,409 and 9,514,743 shares issued and outstanding as of December 31, 2023 and 2022, respectively	205	95
Additional paid-in capital	17,326,299	10,293,159
Accumulated deficit	(14,368,380)	(5,991,546)

Total stockholders’ equity	2,958,124	4,301,708

Total liabilities and stockholders’ equity	$4,462,365	$6,249,478

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2023	2022

Revenue	$17,065	$950

Operating expenses
Sales and marketing	158,514	92,700
Research and development	145,182	40,448
General and administrative expenses	6,936,646	4,400,253
Amortization	19,182	16,000

Total operating expenses	7,259,524	4,549,401

Loss from operations	(7,242,459)	(4,548,451)

Other income (expenses)
Change in fair value of derivative liability	5,406,220	—
Interest income	1,068	—
Interest expense	(6,735,013)	—
Gain on extinguishment of debt	193,350	—
Acquisition related expense	—	(112,534)
Total other income (expenses)	(1,134,375)	(112,534)

Loss before provision for income taxes	(8,376,834)	(4,660,985)

Provision for income taxes	—	—

Net loss	$(8,376,834)	$(4,660,985)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.66)	$(1.51)

Weighted average common shares outstanding – basic and fully diluted	12,685,133	3,087,683

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2021	4,223,494	$42	$2,398,628	$(1,330,561)	$1,068,109

Common stock and warrants issued for cash	2,484,872	25	11,986,011	—	11,986,036

Placement agent fee	—	—	(1,198,604)	—	(1,198,604)

Recapitalization transaction costs	—	—	(1,535,035)	—	(1,535,035)

Warrants converted to common stock	66,465	1	(1)	—	—

Common stock issued in merger with Mana Capital Acquisition Corp.	2,696,578	27	(27)	—	—

Note receivable converted to common stock in merger	43,334	—	(433,334)	—	(433,334)

Cash acquired in merger with Mana Capital Acquisition Corp.	—	—	4,021	—	4,021

Liabilities assumed in merger with Mana Capital Acquisition Corp.	—	—	(928,500)	—	(928,500)

Net loss	—	—	—	(4,660,985)	(4,660,985)

Balances, December 31, 2022	9,514,743	95	10,293,159	(5,991,546)	4,301,708

Warrants converted to common stock	100,000	1	389,999	—	390,000

Placement agent fee	—	—	(315,000)	—	(315,000)

Restricted stock awards vested	303,547	3	243,997	—	244,000

Notes payable converted to common stock	10,622,119	106	5,604,846	—	5,604,952

Compensation for vested stock options	—	—	1,035,273	—	1,035,273

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	74,025

Net loss	—	—	—	(8,376,834)	(8,376,834)

Balances, December 31, 2023	20,540,409	$205	$17,326,299	$(14,368,380)	$2,958,124

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,376,834)	$(4,660,985)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	3,790	—
Amortization	107,830	16,000
Acquisition related expense	—	112,534
Stock-based compensation expense	1,279,273	—
Non-cash interest expense	6,704,522	—
Change in fair value of derivative liability	(5,406,220)	—
Gain on extinguishment of debt	(193,350)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,960)	901
Prepaid expenses and other current assets	758,669	(690,821)
Deposits	(7,900)	(4,950)
Accounts payable and accrued expenses	(781,500)	136,353
Lease liability	244,505	—

NET CASH USED IN OPERATING ACTIVITIES	(5,672,175)	(5,090,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(575,663)	—
Cash acquired from acquisition	—	4,021
Repayment of deposit for acquisition	—	137,466
Payments for notes receivable	—	(433,334)
Payments for lease	(21,352)	—
Patent and trademark costs incurred	(197,276)	(76,154)

NET CASH USED IN INVESTING ACTIVITIES	(794,291)	(368,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	11,986,036
Proceeds from convertible notes payable	4,500,000	—
Proceeds from exercise of warrants	390,000	—
Payments of finance agreement	(942,532)	(188,674)
Payments of recapitalization transaction costs	—	(1,535,035)
Payments of placement agent fee	(315,000)	(1,198,604)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,632,468	9,063,723

NET INCREASE (DECREASE) IN CASH	(2,833,998)	3,604,754

CASH – BEGINNING OF YEAR	4,117,521	512,767

CASH – END OF YEAR	$1,283,523	$4,117,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$30,491	$5,829
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for acquisition	$—	$754
Liabilities assumed in acquisition	$—	$928,500
Debt discount related to derivative liability	$5,000,000	$—
Notes payable converted to common stock	$5,000,000	$—
Adjustment to liabilities assumed in acquisition	$74,025	$—
Financing agreement entered into for prepaid insurance	$467,500	$1,037,706
Right of use asset added for operating lease	$642,523	$—

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023 and 2022

Note 1 – Organization and Basis of Presentation

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

Business Combination

On May 27, 2022, Mana, Mana Merger Sub, Inc. (“Merger Sub”), a wholly-owned direct subsidiary of Mana, Meeshanthini Dogan, the Shareholders’ Representative, and Legacy Cardio entered into the Business Combination Agreement (the “Merger Agreement”). On October 25, 2022, pursuant to the Merger Agreement, Legacy Cardio merged with and into Merger Sub, with Legacy Cardio surviving as the wholly-owned subsidiary of Mana. Subsequent to the merger, Mana changed its name to Cardio Diagnostics Holdings, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue in the past two years. The Company had a net loss of $8,376,834 for the year ended December 31, 2023 and an accumulated deficit of $14,368,380 at December 31, 2023. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations.  The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business.  Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Merger Agreement and Reverse Recapitalization

As discussed in Note 1, on October 25, 2022, the Company (formerly known as Mana) and Legacy Cardio entered into the Merger Agreement, which has been accounted for as a reverse recapitalization in accordance with GAAP. Pursuant to the Merger Agreement, the Company acquired cash of $4,021 and assumed liabilities of $928,500 from Mana. The liabilities assumed of $928,500 are payable to two investment bankers and due on October 25, 2023. The assumed liabilities decreased to $854,475, after net of an early payment discount of $74,025 issued by one of the two investment bankers on March 22, 2023. On March 27, 2023, the Company accepted the early payment discount and paid Ladenburg the net balance due and payable of $419,475. On October 24, 2023, the Company paid the remaining post-merger liabilities balance of $435,000 to Benchmark.

Mana’s common stock had a redemption right in connection with the business combination. Mana’s stockholders exercised their right to redeem 6,465,452 shares of common stock, which constituted approximately 99.5% of the shares with redemption rights, for cash at a redemption price of approximately $10.10 per share, for an aggregate redemption amount of $65,310,892. In accounting for the reverse recapitalization, the Company’s legacy issued and outstanding 1,976,749 shares of common stock were reversed and the Mana shares of common stock totaling 9,514,743 were recorded, as described in Note 10. Transactions costs incurred in connection with the recapitalization totaled $1,535,035 and were recorded as a reduction to additional paid in capital.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Legacy Cardio. All intercompany accounts and transactions have been eliminated.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended December 31, 2023 and 2022.

	2023	2022
Liabilities:
Balance of derivative liabilities – beginning of year	$—	$—
Issued	9,192,672	—
Converted	(3,786,452)	—
Change in fair value recognized in operations	(5,406,220)	—
Balance of derivative liabilities – end of year	$—	$—

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2023, for each fair value hierarchy level:

December 31, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$—	$—

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Revenue Recognition

The Company offers its products, Epi+Gen CHD and PrecisionCHD, via telemedicine providers, provider organizations such as concierge practices, longevity clinics, and risk-bearing provider organizations, and employer organizations. The Company is continuing to expand its markets and payment optionality, and therefore, other organization types not listed below may be added, and from time-to-time, there may be additional payment options.

•	Telemedicine

For telemedicine, the telemedicine provider collects payments from patients upon completion of eligibility screening and test order. Patients then send their samples to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon invoicing the telemedicine providers. Telemedicine providers are invoiced at the end of each month for all tests completed since prior invoicing.

•	Provider organizations

For provider organizations, the cost of each test is negotiated prior to testing commencing. Pricing is determined based largely on the provider organization type and testing volume commitment. Upon ordering a test, a patient’s sample is sent to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon invoicing the provider organization. The provider organization is invoiced the agreed upon pricing at the end of each month for all samples accepted or tests completed since prior invoicing.

•	Employer organizations

For employer organizations, the cost of each test is negotiated prior to testing commencing. Pricing is determined based largely on testing volume commitment. Patient samples are sent to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon invoicing the employer organization. The employer organization is invoiced the agreed upon pricing once a heart disease fair is completed or all testing is completed.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the years ended December 31, 2023 and 2022 were $145,182 and $40,448, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $158,514 and $92,700 were charged to operations for the years ended December 31, 2023 and 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of December 31, 2023 and 2022. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Accounts Receivable

Accounts receivable is stated at invoiced amount, net of an allowance for doubtful accounts and bear no interest. An allowance for losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.

Property and Equipment

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

Intangible Assets

Intangible assets are acquired individually or as part of a group of assets, and are initially recorded at cost. The cost of a group of assets acquired in a transaction is allocated to the individual assets based on their relative fair values. Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets with finite useful lives are amortized using a straight-line method over the period of estimated useful life. The estimated useful life of the Company’s intangible assets (Know-how license) is 5 years. The Company evaluates intangible assets for impairment whenever events or changes in circumstances indicate that the assets might be impaired.

Patent and Trademark Costs

The Company accounts for patents in accordance with ASC 350-30, the Company accounts for patents in accordance with ASC 350-30, General Intangibles Other than Goodwill. The Company capitalizes patent costs representing legal fees associated with filing patent applications and amortize them on a straight-line basis. The Company evaluates its patents’ estimated useful life and begins amortizing the patents when they are brought to the market or otherwise commercialized.

Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, the Company assesses the valuation of components of its long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

Leases

The Company accounts for leases under ASC 842, “Leases”. The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use assets (“ROU assets”) represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. Lease expense is recognized on a straight-line basis over the lease term. The Company elected to keep leases with an initial term of 12 months or less off the balance sheet.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU assets are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

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

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2023 and 2022:

	2023	2022

Office and computer equipment	$17,394	$—
Furniture and fixtures	76,099	—
Leasehold improvements	482,170	—
Less: Accumulated depreciation	(3,790)	—
Total	$571,873	$—

Leasehold improvements of $482,170 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $3,790 and $0 was charged to operations for the years ended December 31, 2023 and 2022, respectively.

Note 5 – Intangible Assets

The following table provides detail associated with the Company’s acquired identifiable intangible assets at December 31, 2023 and 2022:

	2023	2022

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(58,667)	(42,667)
Total	$21,333	$37,333

Amortization expense charged to operations was $16,000 for the years ended December 31, 2023 and 2022, respectively.

Note 6 – Patent and Trademark Costs

As of December 31, 2023, in the first family of patents and patent applications owned solely by UIRF and is exclusively licensed by Cardio, there are five granted patents (US, EU, China, Australia and Hong Kong) and other pending patent applications. The Company has pending patent applications in patent families two, three, four and five. Legal fees associated with the patents and trademark totaled $515,402 and $321,308, net of accumulated amortization of $3,182 and $0 as of December 31, 2023 and 2022, respectively and are presented in the balance sheet as patent and trademark costs. Amortization expense charged to operations was $3,182 for the year ended December 31, 2023.

Note 7 – Operating Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, net of current portion in the Company’s consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. The Company used the implicit rate in the lease in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are generally not included in ROU assets and corresponding operating lease liabilities.

In 2023, the Company entered into a lease agreement for office space in Chicago, Illinois, commencing on August 1, 2023 for a term of three years and four months and expiring on November 30, 2026. The monthly rent for August to November 2023 was abated and the Company started to make monthly rental installments from December 2023 of $12,847. The monthly rental payment increases by approximately 2% every August starting from 2024.

On July 20, 2023, the Company entered into another lease agreement for laboratory in Iowa City, Iowa, commencing on August 1, 2023 for a term of five years and four months and expiring on November 30, 2028. The monthly rent for August to November 2023 was abated and the Company agreed to pay a monthly rent of $8,505 ($102,060 annually) commencing December 1, 2023. In addition, the landlord agreed to provide the Company with a one-time Tenant Improvement Allowance (“TIA”) in the amount of up to, but not exceeding $50 per rentable square foot of the premises for a maximum allowance of $253,000.

Pursuant to ASC Topic 842 Leases, the Company accounted for both leases as operating leases and accounted for the TIA as a lease incentive, which was estimated to be payable on December 1, 2023. The Company received the TIA from landlord in maximum amount of $253,000 on January 16, 2024 and recorded a reimbursement receivable from landlord of $253,000 as of December 31, 2023, which was included in Prepaid expenses and other current assets on the consolidated balance sheets.

During the year ended December 31, 2023, the Company recorded ROU assets of $663,875 and operating lease liabilities of $642,523 at lease commencement date. The discount rate used to determine the present value is the incremental borrowing rate, estimated to be 4.57% for Chicago lease and 4.24% for Iowa City lease, respectively, as the interest rate implicit in our lease is not readily determinable.

As of December 31, 2023, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

December 31,
2023
Operating Lease:
Operating lease right-of-use assets, net	$575,227
Current portion of operating lease liabilities	$223,929
Operating lease liabilities, net of current portion	$663,099

As of December 31, 2023, the weighted-average remaining lease terms of the two operating leases were 2.9 years and 4.9 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2024	$257,508
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total lease payments	963,886
Less: Imputed interest	76,858
Present value of lease liabilities	$887,028

At December 31, 2023, the Company had the following future minimum payments due under the non-cancelable lease:

2024	$257,508
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$963,886

Consolidated rental expense for all operating leases was $138,266 and $53,344 for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the year ended December 31, 2023.

Year Ended
December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,352
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$4,950

Note 8 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 is payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Finance agreement payable was $374,000 and $849,032 at December 31, 2023 and 2022, respectively. $449,041 has been recorded in prepaid expenses and is being amortized over the life of the policy.

Note 9 – Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2023 and 2022 as the result would be anti-dilutive.

	Years Ended
	December 31,
	2023	2022

Stock warrants	7,854,620	7,954,620
Stock options	2,584,599	1,759,599
Total shares excluded from calculation	10,439,219	9,714,219

Note 10 – Stockholders’ Equity

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

The 2022 Plan, as approved, permits the issuance of up to 3,265,516 shares of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. There was no increase in the Share Reserve on January 1, 2023.

Common Stock Issued

On March 2, 2023, a shareholder exercised warrants in exchange for 100,000 common shares for proceeds of $390,000.

During the year ended December 31, 2023, the Company issued 52,375 common shares to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $44,000.

During the year ended December 31, 2023, the Company issued 251,172 common shares to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $200,000.

In connection with the convertible notes payable (see Note 11 below) the noteholders converted $5,000,000 of principal balance to 10,622,119 shares of common stock during the year ended December 31, 2023. The number of shares of common stock issued was determined based on the terms of the convertible notes.

The Company sold post-merger 2,484,872 (or 725,032 pre-merger) common shares to various investors for proceeds totaling $11,986,036 during the year ended December 31, 2022. The Company paid the placement agent $1,198,604 in cash and issued 214,998 warrants. The Company issued post-merger 66,465 (or 19,393 pre-merger) common shares to an investor in settlement of a cashless exercise of a warrant agreement.

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

All of the warrants issued by Legacy Cardio were exchanged in the Business Combination for warrants of the Company based on the merger exchange ratio.
F-13

Warrant activity during the years ended December 31, 2023 and 2022 was as follows:

		Weighted	Average Remaining
	Warrant Outstanding	Average Exercise Price	Contractual Life (Years)
Warrants outstanding at December 31, 2021	114,924	$3.90	5.90
Warrants granted	1,988,973	4.84
Warrants received in merger	5,749,993	11.50
Merger adjustment to prior year	152,730	3.90
Warrants exercised	(52,000)	3.90
Warrants outstanding at December 31, 2022	7,954,620	9.63	4.72
Warrants exercised	(100,000)	3.90
Warrants outstanding at December 31, 2023	7,854,620	$9.70	3.72

Options

On May 6, 2022, Legacy Cardio granted 513,413 stock options to the board of directors pursuant to the Cardio Diagnostics, Inc. 2022 Equity Incentive Plan. All of the options granted under this legacy plan were exchanged for options under the Company’s 2022 Plan adopted by the Company’s stockholders on October 25, 2022, and based on the exchange ratio for the merger, resulted in a total of 1,759,599 options issued upon closing. Each exchanged option has an exercise price of $3.90 per share with an expiration date of May 6, 2032. The exchanged options fully vested upon closing of the merger.

Option activity during the years ended December 31, 2023 and 2022 was as follows:

		Weighted	Average Remaining
	Option Outstanding	Average Exercise Price	Contractual Life (Years)
Options outstanding at December 31, 2021	—	$—
Options granted	1,759,599	3.90
Options outstanding at December 31, 2022	1,759,599	3.90	9.35
Options granted	825,000	1.26
Options outstanding at December 31, 2023	2,584,599	$3.06	8.71

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

The Company recorded a debt discount related to identified embedded derivatives relating to the conversion features (see Note 12) based on fair values as of the inception date of the Note. The calculated debt discount, including the OID, equaled the face of the Note and is being amortized over the term of the note.

Yorkville fully converted the initial $5,000,000 Convertible Debenture into an aggregate of 10,622,119 common shares during the year ended December 31, 2023.

On January 4, 2024, the Company and Yorkville terminated the Securities Purchase Agreement dated as of March 8, 2023, as amended, by the mutual consent of the parties, effective as of January 4, 2024.  The First Convertible Debenture has been fully converted, and as of January 4, 2024, the obligation of the Company to issue and sell, and Yorkville’s obligation to purchase, the Second Convertible Debenture has been terminated. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the Securities Purchase Agreement. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the Securities Purchase Agreement.

Note 12 – Derivative Liability

The Company has determined that the conversion feature embedded in the convertible notes described in Note 11 contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception, which aggregated $4,692,672. The Company used the Binomial Black-Scholes Option Pricing model to value the conversion features.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Year Ended
December 31,
2023
Annual dividend yield	—
Expected life (years)	1.0
Risk-free interest rate	4.89% - 5.59%
Expected volatility	164% - 187%
Exercise price	$0.19 - $3.53
Stock price	$0.22 - $5.32

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 13 – Income Taxes

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) for the year ended December 31, 2023 is as follows:

	Years Ended
	December 31,
	2023	2022

Statutory U.S. federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of
federal income tax benefit	(0.0)%	(0.0)%
Tax effect of expenses that are not
deductible for income tax purposes:
Amortization of debt discount	16.8%	0.0%
Change in fair value of derivative liability	(13.5)%	0.0%
Other	(0.7)%	0.0%
Change in Valuation Allowance	18.4%	21.0%
Effective tax rate	0.0%	0.0%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2023	2022
Deferred Tax Assets:
Net Operating Losses	$4,222,999	$1,611,487
Other	1,743	1,962
Stock-based compensation	486,448	186,611
Total deferred tax assets	4,711,190	1,800,060

Deferred Tax Liabilities	—	—

Valuation Allowance	(4,711,190)	(1,800,060)

Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $11.5 million which may be carried forward indefinitely, and state net operating loss carryforwards of approximately $11.5 million (Iowa) and $10.9 million (Illinois), respectively which expire at various dates from 2040 through 2043. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

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

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2023 has been established as Management believes that the Company will not more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the year ended December 31, 2023.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense. No interest or penalties have been recorded for the years ended December 31, 2023 and 2022, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

Note 14 – Commitments and Contingencies

Prior Relationship of Cardio with Boustead Securities, LLC

At the commencement of efforts to pursue what ultimately ended in a terminated business acquisition, Legacy Cardio entered into a Placement Agent and Advisory Services Agreement (the “Placement Agent Agreement”), dated April 12, 2021, with Boustead Securities, LLC (“Boustead Securities”). This agreement was terminated in April 2022, when Legacy Cardio terminated the underlying agreement and plan of merger and the accompanying escrow agreement relating to that proposed business acquisition after efforts to complete the transaction failed, despite several extensions of the closing deadline.

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

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Annual Report on Form 10-K, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition. The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

Northland Securities, Inc.

In January 2024, following the Company’s termination of its agreement with Yorkville and in connection with the Company’s recent at the market offering and/or its February 2024 private placement, a managing director of Northland Securities, Inc. (“Northland”) contacted the Company claiming the right to be paid a fee of approximately $150,000 pursuant to the agreement of March 1, 2023 between the Company and Northland regarding the Yorkville financing. Subsequently, the Company has been advised by another representative of Northland that Northland would not proceed with any such claim. The Company does not believe that it owes Northland any sum based on the termination of the Yorkville Securities Purchase Agreement and the subsequent financing transactions.

The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

Note 15 – Subsequent Events

The Company evaluated its December 31, 2023 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Private Placement

On February 2, 2024, the Company completed entering into subscription agreements with 7 accredited investors (the “Subscription Agreements”), whereby the Company issued a total of 561,793 units (“Units”), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”), and (ii) one six year Common Stock purchase warrant (the “Warrants”), having an exercise price of $1.78 per share (the “Private Placement”). The Private Placement resulted in the issuance to investors of 561,793 shares of Common Stock and 561,793 Warrants. The purchase price of the securities was $1.78 per Unit, resulting in gross proceeds to the Company of $1,000,000 and paid a fee of $100,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. The Private Placement closed on February 2, 2024.

In connection with the Private Placement, the Company entered into a Placement Agent Agreement with Altitude Capital Group, LLC, as placement agent (“Altitude Capital” or the “Placement Agent”). Pursuant to the Placement Agent Agreement, at closing, Altitude Capital was paid a cash commission equal to 10% of the gross proceeds received by the Company, plus 20% warrant coverage, providing Altitude Capital with the right to purchase 112,353 shares of Common Stock at $1.78 per share through February 2, 2030 (the “Placement Agent Warrants”).

At-the-Market Issuance

On January 26, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $17 million in shares of its common stock through Craig-Hallum, as sales agent. Sales of the common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission on February 1, 2024.

The Company made certain customary representations, warranties and covenants concerning the Company and the offering of the Shares. Pursuant to the terms of the Sales Agreement, the Company also provided the Sales Agent with customary indemnification rights, including indemnification against certain liabilities under the Securities Act. The Company will pay the Sales Agent a commission in cash equal to 2.5% of the gross proceeds from the sale of the Shares under the Sales Agreement, if any. In addition, the Company agreed to pay the costs of the Sales Agent’s legal counsel reasonably incurred in connection with entering into the transactions contemplated by the Sales Agreement in an amount not to exceed $55,000. Additionally, pursuant to the terms of the Sales Agreement, the Company agreed to reimburse the Sales Agent’s for its legal fees incurred in connection with its ongoing diligence requirements arising from the transactions contemplated by the Sales Agreement in an amount not to exceed $5,000 in the aggregate per calendar quarter. The offering of Shares will terminate upon the earlier of (i) the sale of the Shares under the Sales Agreement having an aggregate offering price of $17 million or (ii) the termination of the Sales Agreement as permitted therein. The Sales Agreement may be terminated by the Company at any time upon five business days’ prior written notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement at any time by providing written notice to the Company. The Company and the Sales Agent may also terminate the Sales Agreement by mutual agreement.

The Company sold 487,083 common shares for gross proceeds totaling $877,869 under the Sales Agreement as of the date of this report. The Company has paid Craig-Hallum $21,947 in sales commissions.

Stock Option Granted

On January 23, 2024, the Company authorized an additional 1,071,425 shares to the Equity Incentive Plan Reserve (the “2022 Plan”) and granted 1,187,826 options to management, 1,166,826 of which vested immediately with the remaining 21,000 options subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $2.11 per share with an expiration date of January 23, 2034.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information, including ages as of April 1, 2024, of our executive officers and members of the Board of Directors.

Name	Age	Position
Executive Officers
Meeshanthini (Meesha) V. Dogan, PhD	35	Chief Executive Officer and Director
Robert (Rob) Philibert, MD PhD	62	Chief Medical Officer and Director
Elisa Luqman, JD MBA	59	Chief Financial Officer
Timur Dogan, PhD	36	Chief Technology Officer
Khullani Abdullah, JD	40	Vice President of Revenue and Strategy

Non-Employee Directors
Warren Hosseinion, MD	52	Non-Executive Chairman
James Intrater	60	Director
Stanley K. Lau, MD	68	Director
Oded Levy	65	Director
Paul Burton	56	Director

Biographical Information

Executive Officers

The following is a brief biography of each of our executive officers:

Meeshanthini V. Dogan has served as our Chief Executive Officer and a director since inception. Together with Dr. Philibert, she is the Co-Founder of Legacy Cardio, with over 13 years’ experience in bridging medicine, engineering and artificial intelligence towards building solutions to fulfill unmet clinical needs such as in cardiovascular disease prevention and management. Coming from a family with a two-generation history of heart disease and having worked for an extensive time interacting with those affected by heart disease, she understands the pain points and founded Legacy Cardio to help prevent others from experiencing its devastating impacts. Dr. Dogan is a pioneer in artificial intelligence/machine learning-driven integrated genetic-epigenetic approaches, which includes highly cited publications, and platform presentations at the American Heart Association and American Society of Human Genetics. She co-invented the patent-pending Integrated Genetic-Epigenetic Engine™ of Cardio Diagnostics (six granted patents and numerous pending patents). In 2017, Dr. Dogan founded Legacy Cardio to commercialize this technology through a series of patent-pending clinical tests towards making heart disease prevention and early detection more accessible, personalized and precise. Under her leadership, Legacy Cardio was awarded the prestigious One To Watch award in 2020 by Nature and Merck, the 2021 Clinical Diagnostics Solution of the Year from Biotech Breakthrough and Fast Company's Next Big Things in Tech 2022, has worked its way to become a technology leader in cardiovascular diagnostics, launched four products, secured both dilutive and non-dilutive funding and key relationships with world renowned healthcare organizations and key opinion leaders. Dr. Dogan holds a PhD degree in Biomedical Engineering and BSE/MS degrees in Chemical Engineering from University of Iowa. She was named FLIK Woman Entrepreneur to Watch in 2021. We believe that, as a co-founder of our Company and co-inventor of our Company’s key technologies and products, as well as her leadership skills, Dr. Dogan is uniquely positioned to bring unmatched experience and insights into the boardroom and to the daily operations of our Company.

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

Elisa Luqman has served as our Chief Financial Officer on a part time basis since March 2021. In March 2021, Legacy Cardio and Ms. Luqman entered into a consulting agreement under which she was retained to provide services in connection with a potential merger transaction. Since April 2022, Ms. Luqman has also been serving as Chief Legal Officer (SEC) for Nutex Health, Inc. (“Nutex”), a physician-led, technology-enabled healthcare services company. She attained that position upon the closing of a merger transaction in which her employer, Clinigence Holdings, Inc. (“Clinigence"), was the surviving entity. She served as the Chief Financial Officer, Executive Vice President Finance and General Counsel of Clinigence from October 2019 until the merger. She also served as a director of Clinigence from October 2019 to February 2021. At Clinigence, Ms. Luqman was responsible for maintaining the corporation’s accounting records and statements, preparing its SEC filings and overseeing compliance requirements. She was an integral member of the Clinigence team responsible for obtaining the company’s NASDAQ listing and completing the reverse merger with Nutex. At Nutex Ms. Luqman continues to be responsible for preparing its SEC filings and overseeing compliance requirements. Ms. Luqman co-founded bigVault Storage Technologies, a cloud- based file hosting company acquired by Digi-Data Corporation in February 2006. From March 2006 through February 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, and subsequently during her tenure with Digi-Data Corporation she became General Counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, customer, supplier, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms. In March 2009, Ms. Luqman rejoined iGambit Inc. (“IGMB”) as Chief Financial Officer and General Counsel. Ms. Luqman has overseen and been responsible for IGMB’s SEC filings, FINRA filings and public company compliance requirements from its initial Form 10 filing with the SEC in 2010 through its reverse merger with Clinigence Holdings, Inc. in October 2019. Ms. Luqman received a BA degree, a JD in Law, and an MBA Degree in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey.

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

Non-Employee Members of the Board of Directors

The following is a brief biography of each of our non-employee directors:

Warren Hosseinion, MD has served as the Company’s Non-Executive Chairman of the Board since the consummation of the Business Combination in October 2022. He was Legacy Cardio’s Non-Executive Chairman of the Board from May 2022 and was on Legacy Cardio’s Board of Directors beginning in November 2020. In March 2021, Legacy Cardio and Dr. Hosseinion entered into a consulting agreement under which he was retained to provide services in connection with a potential merger transaction. He continues to provide consulting services to the Company under that contract. He is also currently the President and a director of Nutex Health, Inc. (Nasdaq: NUTX), positions he has held since April 2022. In 2001, Dr. Hosseinion co-founded Astrana Health, Inc. (Nasdaq: ASTH) (formerly, Apollo Medical Holdings, Inc. (Nasdaq: AMEH)) and has served as a member of Astrana’s Board of Directors since July 2008. He served as Astrana’s Chief Executive Officer from July 2008 to December 2017 and its Co-Chief Executive Officer from December 2017 to March 2019. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, his Medical Degree from the Georgetown University School of Medicine and completed his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. Dr. Hosseinion’s experience as a physician, along with his background at Astrana and Nutex, brings our Board and our Company a depth of understanding of physician culture and the healthcare market, as well as a strong knowledge of the public markets.

James Intrater is the director who was designated by Mana, and he began his term upon Closing of the Business Combination in October 2022. Mr. Intrater is a senior materials and process engineer with over 35 years of professional experience. He has worked in both commercial product development and on Federal R&D projects, including work for NASA, the U.S. Department of Defense, and the U.S. Department of Energy. Since June 2014, Mr. Intrater has served as the president of IntraMont Technologies, a consumer health products development company. In addition, since May 2020, he has also provided engineering consultancy services for Falcon AI, a private investment firm to evaluate potential portfolio investments. Mr. Intrater has published numerous technical works and reports for various agencies of the federal government and in technical journals and is listed as holder or co-holder of five patents, with another patent pending. Mr. Intrater received his Master of Science in Metallurgical Engineering from the University of Tennessee and a Bachelor of Sciences in Ceramic Engineering from Rutgers University - College of Engineering. Mr. Intrater was selected to serve as a member of our board of directors due to his significant experience developing healthcare-related products as well as products in other industries.

Stanley K. Lau, MD has served as a member of the Company’s Board of Directors since consummation of the Business Combination in October 2022. In September 2006, Dr. Lau founded Synergy Imaging Center, San Gabriel, California, where he has held the position of Medical Director since inception. In addition, since November 1997, Dr. Lau has been affiliated with the Southern California Heart Centers, San Gabriel, California, which he founded. Earlier in his professional career, from November 1996 to November 1997, Dr. Lau served as an Assistant Professor in Cardiology at Texas Tech University, and from August 1995 to November 1996, he provided cardiovascular consulting services at Chandra Cardiovascular Consultant, PC, Sioux City, Iowa. Dr. Lau has the following clinical appointments at the Garfield Medical Center, Monterey Park, California: Director, Cardiac Structural Heart Program, Chairman of the Cardiovascular Committee, member of the Board of Directors, Los Angeles County certified ST-Elevation Myocardial Infarction (STEM) Program Director and Director of the Cardiac Catheterization Lab. Dr. Lau received his M.B.B.S (Bachelor of Medicine and Bachelor of Surgery) in 1984 from the University of New South Wales School of Medicine, Sydney, Australia. He received further training at the University of Southern California, specializing in diagnostic cardiac catheterization, coronary angioplasty, coronary artery stenting, intervascular ultrasound, renal and peripheral diagnostic angiograms and pacemaker implantation. He is board certified in interventional cardiology, cardiovascular disease, internal medicine, certification board of cardiovascular computer tomography, echocardiography subspecialty, acute critical care echocardiography subspecialty, nuclear cardiology subspecialty and is board certified as a hypertension specialist. He also extensive experience in coronary CT Angiogram and Cardiac MRI. He has a level III (highest) Certification in CCTA by the Society of Cardiovascular Computed Tomography and a Level II Certification in Cardiac MR by the Society of Cardiovascular Magnetic Resonance, in addition to being board certified in Cardiovascular Disease, Internal Medicine, Echocardiography, Nuclear Cardiology and as a Hypertension Specialist. Dr. Lau also founded the structured heart program at Garfield Medical Center, recently implementing the TAVR program in 2017. Dr. Lau received his medical degree from the University of New South Wales School of Medicine in Sydney, Australia, and completed his Residency in Internal Medicine, Fellowship in Cardiology and Fellowship in Interventional Cardiology at the University of Southern California. Dr. Lau was selected to serve on our board of directors due to his extensive academic and clinical experience in internal medicine and cardiology.

Oded Levy has served as a member of the Company’s Board of Directors since consummation of the Business Combination in October 2022. He is the founder, president and managing partner of Blue Ox Healthcare Partners, ("Blue Ox”) a private equity firm based in New York City that invests growth capital in commercial-stage healthcare companies, with a focus on companies involved in precision health. Mr. Levy has over 30 years of experience in specialized healthcare investing in private equity, capital markets and asset management. He co-founded Blue Ox in 2009, leads origination and structuring of the firm’s investments, and chairs the Investment Committee. Prior to Blue Ox, he was a principal at Oracle Partners, LP, a private investment firm specializing in public securities investing and merchant banking in the healthcare, bioscience and related industries. Previously, he was Head Trader and a member of the Executive Committee at Genesis Merchant Group Securities ("GMGS”), a San Francisco-based investment bank. Mr. Levy was also Senior Vice President of Investments at Bering Holdings, Inc., the investment arm of publicly traded MAXXAM, Inc. He began his career in 1987 as a corporate finance analyst at Bear, Stearns & Co. Inc. Mr. Levy previously served on the boards of former Blue Ox investments, MedSave USA, as Executive Chairman, Delphi Behavioral Health Group and Infinity Funding. He holds an MBA in Finance and International Business and a BS in Computer and Information Systems from New York University. Mr. Levy was selected to serve on the board of directors due to his significant experience managing and investing in healthcare companies.

Paul F. Burton has served as a member of the Company’s Board of Directors since December 2023. Since May 2021, Mr. Burton has served as the Managing Partner, of 2Flo Ventures, a start-up studio and early-stage healthcare investor. Through 2Flo Ventures, he provides strategic and financial advice to healthcare companies. In 2010, he founded and continues to serve as Managing Principal of Burton Advisory, Inc., which provides strategic and financial advice to healthcare companies, drawing from over 20 years of experience in corporate finance and strategic advisory services. In connection therewith, since December 2018, Mr. Burton has been the Chief Executive Officer of Akan Biosciences, a biotech start-up company developing regenerative medicinal therapeutics. From 2019 he also has been serving as the Chief Financial Officer of Temprian Therapeutics. From 2019 through 2022 he served as the fractional CFO for both Cancer IQ and 4D Healthware. From 2019 through 2022, Mr. Burton was also an Entrepreneur in Residence at Northwestern University, supporting students and faculty with healthcare-oriented commercialization projects. Previously, he was the Chief Executive Officer of ResQ Pharma, Inc. In 2013 he co-founded Vivacelle Bio, Inc., where he served as Chief Financial Officer and a member of its board of directors. Mr. Burton currently serves as a member of the Chicago Biomedical Consortium’s VC Advisory Committee, as a member of MATTER, a Chicago-based healthcare incubator, and the Bunker Labs, an incubator started in Chicago for U.S. military veterans. He also is a member of the Board of Directors of Millennium Beacon, a healthcare incubator based on the southside of Chicago, seeking to serve overlooked populations. Prior thereto, Mr. Burton worked as an investment banking associate at Salomon Brothers (now Citigroup Corporate & Investment Bank). He also served as a United States Regular Army Commissioned Officer (Infantry). Mr. Burton earned his JD and MBA from the University of Illinois at Urbana-Champaign and earned two Bachelor’s Degrees from the University of Illinois at Chicago. He currently serves on the Board of Trustees of the Ravinia Festival, an internationally-renowned, not-for-profit music festival. Mr. Burton was nominated due to his extensive experience in the working of numerous capacities with early-stage healthcare companies as well as his corporate finance background, both of which are areas of expertise we believe will bring invaluable insights to the Cardio boardroom.

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

Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that Paul Burton, James Intrater, Stanley K. Lau, MD and Oded Levy, representing four of the Company’s seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq and applicable SEC rules. In making these determinations, the Company Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Company Board deemed relevant in determining their independence, including the beneficial ownership of the Company capital stock by each non- employee director, and the transactions involving them. See “Certain Cardio Relationships and Related Persons Transactions.”

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

Audit Committee

Cardio has an audit committee consisting of Paul Burton, James Intrater and Oded Levy, with Mr. Levy serving as the chair of the committee. The Cardio Board has determined that each member of the audit committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements. The Cardio Board has determined that Mr. Levy qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that he possesses financial sophistication, as defined under the rules of Nasdaq.

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

Compensation Committee

Cardio has a compensation committee consisting of James Intrater, Stanley Lau and Oded Levy with Dr. Lau serving as chair of the committee. The Cardio Board has determined that each member of the compensation committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements.

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

Nominating and Corporate Governance Committee

Cardio has a nominating and corporate governance committee consisting of James Intrater, Stanley Lau and Paul Burton, with Mr. Burton serving as chair of the committee. The Cardio Board has determined that each member of the nominating and corporate governance committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2023, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements.

Item 11.	Executive Compensation

Overview

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2023 Summary Compensation Table” below. For the year ended December 31, 2023, our “named executive officers” (“NEOs”) and their positions were as follows:

•	Meeshanthini V. Dogan, Chief Executive Officer;
•	Warren Hosseinion, Non-executive Chairman of the Board*; and
•	Elisa Luqman, Chief Financial Officer

*Dr. Hosseinion provides ongoing services to our company as Chairman of the Board and as a consultant. As such, he is not an executive officer and would not be included in the executive compensation tables or accompanying narrative as an NEO under SEC disclosure rules. However, because his contractual compensation is significant and would be payable to him, even if he were no longer our Chairman, we are treating him as an NEO in this Item 11 in the interest of full disclosure of the compensation payable to the highest paid persons who work for our company. Dr. Hosseinion is not considered a Named Executive Officer for any purpose other than the following disclosures.

2023 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal years ended December 31, 2023 and 2022.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus (3)	Stock	Option Awards (2)	All Other Compensation ($)		Total
		($)	($)	($)	($)	($)		($)
Meeshanthini V. Dogan,	2023	300,000	0	0	341,640	7,253	(1)	648,893
CEO	2022	175,000	250,000	0	4,105,856	8,897	(1)	4,539,753

Warren Hosseinion,	2023	300,000	0	0	155,291	0		455,291
Chairman	2022	50,000	250,000	0	2,052,928	30,000	(4)	2,382,928

Elisa Luqman,	2023	275,000	0	0	72,469	0		347,469
CFO	2022	55,833	100,000	0	1,026,464	20,000	(4)	1,202,297

(1)       All Other Compensation includes Cardio’s contribution to the Company’s 401(k) account on behalf of the executive and health and dental insurance coverage.

(2)       Discretionary stock option grants made in 2023 by the Compensation Committee. The 2023 amounts reflect the grant date fair values of performance awards based upon the Nasdaq closing stock price of $1.26 on the date of grant. Discretionary stock option grants were made in 2022 by Legacy Cardio and subsequently exchanged for options under the Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan in connection with the Closing of the Business Combination. All outstanding 2022 options became immediately vested at the Closing. The 2022 amounts reflect the grant date fair values of performance awards based upon the Nasdaq closing stock price of $5.99 on the date of the Closing of the Business Combination. The amounts reported do not reflect compensation actually received.

(3)       Discretionary cash bonus paid in 2022, for 2021 and 2022 performance and completion of the Business Combination.

(4)       Consulting compensation paid prior to Closing of the Business Combination.

Narrative to the Summary Compensation Table

2023 Base Salary

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In 2023, the base salaries paid to each of Dr. Dogan, Dr. Hosseinion and Ms. Luqman are set forth in the “Summary Compensation Table” above in the column titled “Salary.” Each of the NEOs has entered into an employment agreement (or, in the case of Dr. Hosseinion, a Non-Executive Chairman and Consulting Agreement), which became effective as of the Closing of the Business Combination. A brief summary of those agreements is set forth below under the caption, “Agreements with Our Executive Officers and Non-Executive Chairman of the Board.”

Annual Bonuses

We do not currently maintain an annual bonus program for our employees, including our named executive officers. However, the employment agreements and, in the case of Dr. Hosseinion, his Non-Executive Chairman and Consulting Agreement, provide that our named executive officers are eligible to receive an annual cash bonus based on the extent to which, in the discretion of the Board, each such person achieves or exceeds specific and measurable individual and Company performance objectives. The Board did not award any annual bonuses in 2023.

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

Equity Compensation

Legacy Cardio established and maintained a 2022 Equity Incentive Plan (the “2022 Legacy Plan”) pursuant to which Legacy Cardio granted stock options to certain executive officers, directors, employees and consultants. Options were granted in May 2022 under the Legacy Cardio Plan, none of which would vest until the Closing of the Business Combination, if ever. Unvested stock options granted pursuant to the 2022 Legacy Plan were exchanged for stock options in the Company under the Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Equity Plan”), adopted by the Mana Board of Directors and approved by the Mana stockholders in connection with the Business Combination. The options granted to the named executive officers that were exchanged in connection with the Business Combination are reflected in the column “Option Awards” in the Summary Compensation Table for 2022. The number of options granted to each named executive officer is the number of previously-granted Legacy Cardio options, as adjusted for the merger exchange ratio.

The 2022 Equity Plan, as adopted, provides for the grant of up to 3,265,516 shares of Common Stock upon exercise of granted options, awards of restricted stock units, rewards of restricted stock and other equity awards as may be determined by the Board of Directors. In the discretion of the Board, the number of shares of Common Stock available under the 2022 Plan may be increased as of January 1 of each year, without additional stockholder approval. After application of the Business Combination exchange ratio of 3.427259, the 511,843 Legacy Cardio stock options were exchanged for 1,754,219 stock options under the 2022 Equity Plan at an exercise price of $3.90 per share. All of the exchanged options vested and became immediately exercisable upon the Closing of the Business Combination. The Board did not increase the aggregate number of shares available under the 2022 Equity Plan on January 1, 2023 but the 2022 Equity Plan was increased by 1,071,425 shares as of January 1, 2024. In the future, we may grant cash and equity incentive awards to directors, employees (including our named executive officers) and consultants in order to continue to attract, motivate and retain the talent for which we compete.

A total of 377,370 shares were available for issuance under the 2022 Equity Plan at December 31, 2023. At December 31, 2023, there were 2,584,599 options outstanding for the purchase of Common Stock, all of which were vested and exercisable.

The following table sets forth information as of December 31, 2023 regarding Common Stock that may be issued under the 2022 Equity Plan, which, as of the date of this report, is the only equity compensation plan that has been adopted by our Board of Directors.

Plan Category	(A) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average per share exercise price of outstanding options, warrants and rights		(C) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	2,584,599	(1)	$3.06	(2)	377,370	(3)
Equity compensation plans not approved by security holders	—		—		—

___________

(1)	Includes 2,584,599 outstanding options to purchase shares of Common Stock under the 2022 Equity Plan.
(2)	1,759,599 outstanding options are exercisable at $3.90, and 825,000 outstanding options are exercisable at $1.26 subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization.
(3)	This amount includes the deduction of 303,547 shares in settlement of RSUs issued in 2023 to our independent directors. This amount does not include any additional shares that may become available for future issuance under the 2022 Equity Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years through 2027 (each, an “Evergreen Date”) by the number of shares equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the committee in its sole discretion. Effective January 1, 2024, the 2022 Equity Plan increased by 1,071,425 shares pursuant to the evergreen provision of the plan.

Refer to Note 10 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023. We have made no stock awards under the 2022 Plan and accordingly, that portion of the table has been omitted.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#)(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Meeshanthini V. Dogan	272,250	—	—	$1.26	6/23/2033
Meeshanthini V. Dogan	685,452	—	—	$3.90	5/6/2032
Warren Hosseinion	123,750	—	—	$1.26	6/23/2033
Warren Hosseinion	342,726	—	—	$3.90	5/6/2032
Elisa Luqman	57,750	—	—	$1.26	6/23/2033
Elisa Luqman	171,363	—	—	$3.90	5/6/2032

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

Director Compensation

The following individuals served as non-employee directors of the Company for all or part of 2023 (other than Dr. Hosseinion, who, as discussed above, is being treated as an NEO for purposes of the compensation disclosure in this Annual Report): Paul Burton, James Intrater, Stanley K. Lau, Oded Levy and Brandon Sim. The following table sets forth information concerning the compensation for our non-employee directors for services rendered during the year ended December 31, 2023. Additionally, we reimburse our non-employee directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board of director and committee meetings or undertaking other business on behalf of Cardio.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Paul Burton(1)	—	—	—	—
James Intrater	—	50,000	—	—
Stanley K. Lau	—	50,000	—	—
Oded Levy	—	50,000	—	—
Brandon Sim(2)	—	50,000	—	—

(1)       Paul Burton was elected to the Board at the December 18, 2023 Annual Meeting of Stockholders.

(2)       Brandon Sim did not stand for re-election at the 2023 Annual Meeting but did receive shares of Common Stock upon vesting and settlement of previously awarded RSUs on December 31, 2023.

During 2023, Cardio compensated its non-employee, independent directors for service as a director with Restricted Stock Units (“RSUs”) in the amount of $12,500 in RSU awards quarterly. The first such award was made on June 30, 2023 for $25,000 to compensate for two quarters of service. Thereafter, on September 30, 2023 and December 31, 2023, each independent director received $12,500 in RSU awards. RSUs vested and were settled on the date of each respective grant. The number of shares of Common Stock into which the RSUs were settled were based on the closing price of our Common Stock on June 30, 2023, September 30, 2023 and December 31, 2023, respectively.

The compensation committee has determined that the same type and level of compensation as 2023 be granted to those persons serving as non-employee directors in 2024. On January 23, 2024, each currently-serving non-employee director was awarded $50,000 in RSUs, which RSUs will vest quarterly. Subject to continued service with the Company on each respective vesting date, the RSUs shall vest and be settled in shares of Common Stock based on the closing price of our Common Stock on each respective vesting date: (i) $12,500 in value on March 31, 2024; (ii) $12,500 in value on June 30, 2024; (iii) $12,500 in value on September 30, 2024; and (iv) $12,500 in value on December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 1, 2024 by:

•	each person known to the Company to be the beneficial owner of more than 5% of the Company’s Common Stock;
•	each person who is a “named executive officer” or a director of the Company and
•	all of the Company’s executive officers and directors as a group.

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

Subject to the paragraph above, percentage ownership of outstanding shares is based on 21,591,119 shares of the Company’s Common Stock outstanding as of April 1, 2024.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Directors, Executive Officers and Greater than 5% Holders
Meeshanthini V. Dogan(2)	3,020,422	9.04%
Robert Philibert(3)	2,455,257	7.35%
Warren Hosseinion(4)	618,248	1.85%
Elisa Luqman(5)	322,772	0.97%
James Intrater	62,793	—
Stanley K. Lau	91,522	—
Oded Levy	62,793	—
Paul Burton	—	—
Timur Dogan(6)	563,812	1.69%
Khullani Abdullahi(7)	318,682	0.95%
All Executive Officers and Directors as a Group (10 individuals)	7,516,301	22.50%

* Less than 1%.

(1)	Unless otherwise noted, the address for the persons in the table is 311 West Superior Street, Suite 444, Chicago IL 60654.
(2)	Meeshanthini Dogan and Timur Dogan are married. The beneficial ownership of Meeshanthini Dogan reflected in the table includes the shares and options of Timur Dogan. Meeshanthini Dogan’s direct ownership is 1,586,464 shares of common stock and 1,433,958 shares issuable upon exercise of options. Dr. Dogan may be deemed to be the indirect beneficial owner of the securities owned by her husband; however, she disclaims beneficial ownership of the shares held indirectly, except to the extent of her pecuniary interest.
(3)	Shares of common stock reflected in the table as beneficially owned by Dr. Philibert are held of record by BD Holdings, Inc., whose address is 2500 Crosspark Road, Suite W245, Coralville, IA 52241. BD Holdings, Inc. is a corporation owned and controlled by Dr. Philibert. Dr. Philibert disclaims beneficial ownership of all such indirectly-owned shares except to the extent of his pecuniary interest in such corporations. Also includes 805,465 shares of Common Stock issuable upon exercise of options that are currently exercisable.
(4)	Includes 502,195 shares of common stock issuable upon exercise of options.
(5)	Includes 264,832 shares of common stock issuable upon exercise of options.
(6)	Timur Dogan and Meeshanthini Dogan are married. The beneficial ownership of Timur Dogan reflected in the table includes the shares and options of Meeshanthini Dogan. Timur Dogan’s direct ownership is 128,345 shares of common stock and 435,467 shares issuable upon exercise of options. Dr. Dogan may be deemed to be the indirect beneficial owner of the securities owned by his wife; however, he disclaims beneficial ownership of the shares held indirectly, except to the extent of his pecuniary interest.
(7)	Includes 304,128 shares of common stock issuable upon exercise of options.

Item 13.	Certain Relationships, and Related Transactions and Director Independence

There have been no transactions since January 1, 2023 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.”

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

Item 14.	Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered by Prager Metis for the fiscal years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Audit Fees (1)	$85,500	$84,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$85,500	$84,000

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. As noted above, we engaged Prager Metis CPAs. LLC to conduct the audit of our financial statements for the years ended December 31, 2023 and 2022.

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

Auditor Independence

In 2023, there were no other professional services provided by Prager Metis, other than those listed above, that would have required our audit committee to consider their compatibility with maintaining the independence of Prager Metis.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying Index to Financial Statements on page F-1.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	8-K	2.1	5/31/22
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	8-K	2.1	9/15/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Form of Private Placement Warrant	8-K	4.1	2/2/24
4.5*	Description of Securities
10.1	Form of Non-Competition and Non-Solicitation Agreement	S-4	10.8	5/31/22
10.2#	Form of Board of Directors Agreement, dated June 19, 2023	8-K	10.1	6/22/23
10.3	Registration Rights Agreement, dated November 22, 2021, by and among the Company, the Sponsor and other holders party thereto	8-K	10.4	11/26/21
10.4*#	Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan and related forms of agreements
10.5#	Form of Indemnification Agreement	S-1	10.5	12/12/22
10.6#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Meeshanthini Dogan	S-4/A	10.13	8/23/22
10.7#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Robert Philibert	S-4/A	10.14	8/23/22
10.8#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Elisa Luqman	S-4/A	10.15	8/23/22
10.9#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Timur Dogan	S-4/A	10.16	8/23/22
10.10#	Employment Agreement, executed as of May 18, 2022, between Cardio Diagnostics, Inc. and Khullani Abdullahi	S-4/A	10.17	8/23/22
10.11#	Non-Executive Chairman and Consulting Agreement between Cardio Diagnostics, Inc. and Warren Hosseinion	S-4/A	10.18	8/23/22
10.12	Exclusive License Agreement between Cardio Diagnostics, LLC and the University of Iowa Research Foundation dated May 2, 2017	S-4/A	10.11	8/23/22
10.13	First Amendment to Exclusive License Agreement between Cardio Diagnostics, Inc. and the University of Iowa Research Foundation dated September 2, 2022	S-4/A	10.19	9/15/22
10.14§	Lease Agreement, dated July 20, 2023, between the Registrant and 246 Group LC dba North Point Crossing	10-Q	10.1	8/14/23
10.15	Office Building Lease Agreement, dated June 15, 2023, between the Registrant and 311 W. Superior, L.L.C.	10-Q	10.2	8/14/23
10.16	Engagement Letter, dated as of May 13, 2022, between Mana Capital Acquisition Corp. and The Benchmark Company, LLC	10-K	10.18	3/31/23
10.17	Amendment No. 1 to Engagement Letter, dated November 14, 2022, between the Registrant and The Benchmark Company, LLC	10-K	10.19	3/31/23
10.18	At the Market Offering Agreement, dated January 26, 2024, between Cardio Diagnostics Holdings, Inc. and Craig-Hallum Capital Group, LLC	S-3	1.2	1/26/24
21.1*	List of Subsidiaries
23.1*	Consent of Prager Metis CPA’s LLC, independent registered public accounting firm
24.1*	Power of Attorney(included on signature page of this Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*#	Cardio Diagnostics Holdings, Inc. “Clawback” Policy
101.INS*++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*++	XBRL Taxonomy Extension Schema Document.
101.CAL*++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*++	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
§	Certain of the exhibits or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
+	Furnished herewith. The certifications attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardio Diagnostics Holdings,, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
++	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Dated: April 1, 2024	By:	/s/ Meeshanthini V. Dogan
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

Signature	Title and Capacity	Date

/s/ Meeshanthini V. Dogan	Chief Executive Officer and Director	April 1, 2024
Meeshanthini V. Dogan, PhD

/s/ Elisa Luqman	Chief Financial Officer and Principal Accounting Officer	April 1, 2024
Elisa Luqman

/s/ Warren Hosseinion	Director (Chairman of the Board)	April 1, 2024
Warren Hosseinion, MD

/s/ James Intrater	Director	April 1, 2024
James Intrater

/s/ Stanley K. Lau	Director	April 1, 2024
Stanley K. Lau

/s/ Oded Levy	Director	April 1, 2024
Oded Levy

/s/ Robert Philibert	Director	April 1, 2024
Robert Philibert, MD

/s/ Paul Burton	Director	April 1, 2024
Paul Burton

