Form 10-Q
period 2024-03-31
Cardio Diagnostics Holdings, Inc.
filed 2024-05-15
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 001-41097

Cardio Diagnostics Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0925574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

311 West Superior Street, Suite 444 Chicago, Illinois	60654
(Address of principal executive offices)	(Zip Code)

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

As of May 15, 2024, there were 22,685,589 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the "Company,” "Cardio,” "we,” "us,” "our,” and similar words are references to Cardio Diagnostics Holdings, Inc., a Delaware corporation, and its consolidated subsidiary. "Legacy Cardio” refers to Cardio Diagnostics, Inc. prior to the October 2022 Business Combination, which became our wholly-owned subsidiary as a result of that transaction.

Trade names and trademarks of Cardio referred to herein, and their respective logos, are our property. This Quarterly Report on Form 10-Q may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations, any statements about our business (including the impact of a re-emergence of COVID-19 variants or any other pandemic, epidemic or infectious disease outbreak on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed products and services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “2023 Form 10-K”) and in Part II, Item 1A of this Form 10-Q. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023

ASSETS

Current assets
Cash	$1,563,139	$1,283,523
Accounts receivable	18,988	4,960
Prepaid expenses and other current assets	1,007,147	1,477,197

Total current assets	2,589,274	2,765,680

Long-term assets
Property and equipment, net	588,271	571,873
Right of use assets, net	555,270	575,227
Intangible assets, net	17,333	21,333
Deposits	12,850	12,850
Patent costs, net	564,565	515,402

Total assets	$4,327,563	$4,462,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$224,719	$243,213
Lease liability - current	227,203	223,929
Finance agreement payable	233,750	374,000

Total current liabilities	685,672	841,142

Long-term liabilities
Lease liability – long term	605,090	663,099

Total liabilities	1,290,762	1,504,241

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 21,628,974 and 20,540,409 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	216	205
Additional paid-in capital	21,568,549	17,326,299
Accumulated deficit	(18,531,964)	(14,368,380)

Total stockholders' equity	3,036,801	2,958,124

Total liabilities and stockholders' equity	$4,327,563	$4,462,365

 The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$15,928	$—

Operating expenses
Sales and marketing	34,402	49,551
Research and development	10,840	86,665
General and administrative expenses	4,123,941	1,562,128
Amortization	4,793	4,785

Total operating expenses	4,173,976	1,703,129

Loss from operations	(4,158,048)	(1,703,129)

Other income (expenses)
Change in fair value of derivative liability	—	5,686,901
Interest income	281	221
Interest expense	(5,817)	(5,016,611)

Total other income (expenses)	(5,536)	670,511

Loss before provision for income taxes	(4,163,584)	(1,032,618)

Provision for income taxes	—	—

Net loss	$(4,163,584)	$(1,032,618)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.20)	$(.11)

Weighted average common shares outstanding - basic and fully diluted	21,077,225	9,547,177

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2024 and 2023

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2023	20,540,409	$205	$17,326,299	$(14,368,380)	$2,958,124

Common stock issued for cash	1,048,876	11	1,877,846	—	1,877,857

Restricted stock awards vested	39,689	—	58,000	—	58,000

Placement agent fee	—	—	(155,000)	—	(155,000)

Compensation for vested stock options	—	—	2,461,404	—	2,461,404

Net loss	—	—	—	(4,163,584)	(4,163,584)

Balances, March 31, 2024	21,628,974	$216	$21,568,549	$(18,531,964)	$3,036,801

Balances, December 31, 2022	9,514,743	$95	$10,293,159	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	390,000

Restricted stock awards vested	1,092	—	4,000	—	4,000

Placement agent fee	—	—	(315,000)	—	(315,000)

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	74,025

Net loss	—	—	—	(1,032,618)	(1,032,618)

Balances, March 31, 2023	9,615,835	$96	$10,446,183	$(7,024,164)	$3,422,115

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,163,584)	$(1,032,618)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,587	—
Amortization	24,750	4,785
Stock-based compensation expense	2,519,404	4,000
Non-cash interest expense	—	5,007,740
Change in fair value of derivative liability	—	(5,686,901)
Changes in operating assets and liabilities:
Accounts receivable	(14,028)	—
Prepaid expenses and other current assets	470,050	338,105
Deposits	—	(2,100)
Accounts payable and accrued expenses	(18,494)	(282,078)
Lease liability	(54,735)	—

NET CASH USED IN OPERATING ACTIVITIES	(1,233,050)	(1,649,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,985)	—
Patent costs incurred	(49,956)	(52,674)

NET CASH USED IN INVESTING ACTIVITIES	(69,941)	(52,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of original issue discount of $500,000	—	4,500,000
Proceeds from exercise of warrants	—	390,000
Proceeds from sale of common stock	1,877,857	—
Payments of finance agreement	(140,250)	(283,010)
Payments of placement agent fee	(155,000)	(315,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,582,607	4,291,990

NET INCREASE IN CASH	279,616	2,590,249

CASH - BEGINNING OF PERIOD	1,283,523	4,117,521

CASH - END OF PERIOD	$1,563,139	$6,707,770

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,817	$8,871
Income taxes	$—	$—

Non-cash investing and financing activities:
Debt discount related to derivative liability	$—	$9,192,672
Adjustment to liabilities assumed in acquisition	$—	$74,025

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of Cardio Diagnostics Holdings, Inc., (the “Company”) and its wholly-owned subsidiary, Cardio Diagnostics, Inc. (“Legacy Cardio”). The Company was incorporated as Mana Capital Acquisition Corp. (“Mana”) under the laws of the state of Delaware on May 19, 2021, and Legacy Cardio was formed on January 16, 2017 as an Iowa limited liability company (Cardio Diagnostics, LLC) and was subsequently incorporated as a Delaware C-Corp on September 6, 2019. The Company was formed to develop and commercialize a patent-pending Artificial Intelligence (“AI”)-driven DNA biomarker testing technology (“Core Technology”) for cardiovascular disease invented at the University of Iowa by the Founders, with the goal of becoming one of the leading medical technology companies for enabling precision prevention, early detection and treatment of cardiovascular disease. The Company is transforming the approach to cardiovascular disease from reactive to proactive. The Core Technology is being incorporated into a series of products for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease (“CHD”), stroke, heart failure and diabetes.

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements of the Company as of and for the period ended March 31, 2024 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue in the past two years. The Company had a net loss of $4,163,584 for the three months ended March 31, 2024 and an accumulated deficit of $18,531,964 at March 31, 2024. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Merger Agreement and Reverse Recapitalization

As discussed in Note 1, on October 25, 2022, the Company (formerly known as Mana) and Legacy Cardio entered into the Merger Agreement, which has been accounted for as a reverse recapitalization in accordance with GAAP. Pursuant to the Merger Agreement, the Company acquired cash of $4,021 and assumed liabilities of $928,500 from Mana. The liabilities assumed of $928,500 were payable to two investment bankers and due on October 25, 2023. The assumed liabilities decreased to $854,475, after net of an early payment discount of $74,025 issued by one of the two investment bankers on March 22, 2023. On March 27, 2023, the Company accepted the early payment discount and paid Ladenburg the net balance due and payable of $419,475. On October 24, 2023, the Company paid the remaining post-merger liabilities balance of $435,000 to Benchmark.
7

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

As additional consideration for the transaction, Cardio may issue to each holder who was entitled to merger consideration at the Closing, its pro rata proportion of up to 1,000,000 shares of our authorized but unissued common stock (the “Earnout Shares” or “Contingently Issuable Common Stock”), if on or prior to the fourth anniversary of the Closing Date (the “Earnout Period”), the VWAP of the Company’s Common Stock equals or exceeds four different price triggers for 30 of any 40 consecutive trading days, as follows: (i) one-quarter of the Earnout Shares will be issued if the VWAP equals or exceeds $12.50 per share for the stated period; (ii) one-quarter of the Earnout Shares will be issued if the VWAP equals or exceeds $15.00 per share for the stated period; (iii) one-quarter of the Earnout Shares will be issued if the VWAP equals or exceeds $17.50 for the stated period; and (iv) one-quarter of the Earnout Shares will be issued if the VWAP equals or exceeds $20.00 for the stated period.

In evaluating the accounting treatment for the earnout, we have concluded that the earnout is not a liability under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, is not subject to the accounting guidance under ASC 718, Compensation—Stock Compensation, and is not subject to derivative accounting under ASC 815, Derivative and Hedging. As such, the earnout is recognized in equity at fair value upon the closing of the Business Combination. As of the date of filing of this Quarterly Report on Form 10-Q, the Company’s common stock did not trade at equal to or greater than $12.50 for a period of at least 30 trading days out of 40 consecutive trading days and the Company has not issued any Earnout Shares.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months ended March 31, 2024 and 2023.

8

	2024	2023
Liabilities:
Balance of derivative liabilities - beginning of period	$—	$—
Issued	—	9,192,672
Converted	—	—
Change in fair value recognized in operations	—	(5,686,901)
Balance of derivative liabilities - end of period	$—	$3,505,771

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of March 31, 2024, for each fair value hierarchy level:

March 31, 2024	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$—	$—

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

Revenue Recognition

The Company offers its products, Epi+Gen CHD™ and PrecisionCHD™ via telemedicine providers, provider organizations such as concierge practices, longevity clinics, and risk-bearing provider organizations, and employer organizations. The Company is continuing to expand its markets and payment optionality, and therefore, other organization types not listed below may be added, and from time-to-time, there may be additional payment options.

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

9

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the three months ended March 31, 2024 and 2023 were $10,840 and $86,665, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $34,402 and $49,551 were charged to operations for the three months ended March 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2024 and December 31, 2023. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Office and computer equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	7 years

10

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
11

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2024 and December 31, 2023:

	2024	2023

Office and computer equipment	$17,394	$17,394
Furniture and fixtures	76,099	76,099
Leasehold improvements	502,155	482,170
Less: Accumulated depreciation	(7,377)	(3,790)
Total	$588,271	$571,873

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $3,587 and $0 was charged to operations for the three months ended March 31, 2024 and 2023, respectively.

Note 5 – Intangible Assets

The following table provides detail associated with the Company’s acquired identifiable intangible assets at March 31, 2024 and December 31, 2023:

	2024	2023

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(62,667)	(58,667)
Total	$17,333	$21,333

Amortization expense charged to operations was $4,000 for the three months ended March 31, 2024 and 2023, respectively.

Note 6 – Patent Costs

As of March 31, 2024, in the first family of patents and patent applications owned solely by UIRF and is exclusively licensed by Cardio, there are seven granted patents (US of 2, EU, China, Australia, India and Hong Kong) and other pending patent applications. The Company has pending patent applications in patent families two, three, four and five. Legal fees associated with the patents totaled $564,565 and $515,402, net of accumulated amortization of $3,975 and $3,182 as of March 31, 2024 and December 31, 2023, respectively and are presented in the consolidated balance sheets as patent costs. Amortization expense charged to operations was $793 and $785 for the three months ended March 31, 2024 and 2023, respectively.

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
12

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

On July 20, 2023, the Company entered into another lease agreement for laboratory facilities in Iowa City, Iowa, commencing on August 1, 2023 for a term of five years and four months and expiring on November 30, 2028. The monthly rent for August to November 2023 was abated and the Company agreed to pay a monthly rent of $8,505 ($102,060 annually) commencing December 1, 2023. In addition, the landlord agreed to provide the Company with a one-time Tenant Improvement Allowance (“TIA”) in the amount of up to, but not exceeding $50 per rentable square foot of the premises for a maximum allowance of $253,000.

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

During the year ended December 31, 2023, the Company recorded ROU assets of $663,875 and operating lease liabilities of $642,523 at the lease commencement date. The discount rate used to determine the present value is the incremental borrowing rate, estimated to be 4.57% for the Chicago lease and 4.24% for the Iowa City lease, respectively, as the interest rate implicit in our lease is not readily determinable.

As of March 31, 2024 and December 31,2023, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

	March 31,	December 31
	2024	2023
Operating Lease:
Operating lease right-of-use assets, net	$555,270	$575,227
Current portion of operating lease liabilities	$227,203	$223,929
Operating lease liabilities, net of current portion	$605,090	$663,099

As of March 31, 2024, the weighted-average remaining lease terms of the two operating leases were 2.6 years and 4.6 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2024 (remaining period)	$193,452
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total lease payments	899,830
Less: Imputed interest	67,537
Present value of lease liabilities	$832,293

At March 31, 2024, the Company had the following future minimum payments due under the non-cancelable lease:

2024 (remaining period)	$193,452
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$899,830

Consolidated rental expense for all operating leases was $35,816 and $26,853 for the three months ended March 31, 2024 and 2023, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the three months ended March 31, 2024.

Three Months Ended
March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,056
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$54,735

Note 8 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 is payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Finance agreement payable was $233,750 and $374,000 at March 31, 2024 and December 31, 2023, respectively. $449,041 has been recorded in prepaid expenses and is being amortized over the life of the policy.

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the three months ended March 31, 2024 and 2023 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2024	2023

Stock warrants	8,528,766	7,854,620
Stock options	3,772,425	1,759,599
Total shares excluded from calculation	12,301,191	9,614,219

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

The 2022 Plan, as approved, permits the issuance of up to 3,265,516 shares of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. There was no increase in the Share Reserve on January 1, 2023. In January 2024, the Compensation Committee approved an annual increase in the Share Reserve of 1,060,458 shares.

Common Stock Issued

Private Placement

In connection with a private offering memorandum that the Company issued through a placement agent on January 23, 2024, the Company completed entering into subscription agreements with 7 accredited investors (the “Subscription Agreements”), whereby the Company issued a total of 561,793 units (“Units”), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”), and (ii) one six year Common Stock purchase warrant (the “Warrants”), having an exercise price of $1.78 per share (the “Private Placement”). The Private Placement resulted in the issuance to investors of 561,793 shares of Common Stock and 561,793 Warrants. The purchase price of the securities was $1.78 per Unit, resulting in gross proceeds to the Company of $1,000,000 and paid a fee of $100,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. The Private Placement closed on February 2, 2024.

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

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company issued through a placement agent on January 26, 2024, the Company sold 487,083 common shares at various amounts per share to investors for gross proceeds totaling $877,857 before deducting sales commissions of $21,947 to placement agent, during the three months ended March 31, 2024. The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the three months ended March 31, 2024, the Company issued 4,477 common shares to two consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $8,000.

On March 31, 2024, the Company issued 35,212 common shares to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

On March 2, 2023, a shareholder exercised warrants in exchange for 100,000 common shares for proceeds of $390,000.

During the three months ended March 31, 2023, the Company issued 1,092 common shares to consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $4,000.

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

During the three months ended March 31, 2024, in connection with the Private Placement as described above, the Company issued an aggregate of 674,146 warrants.
15

Warrant activity during the three months ended March 31, 2024 and 2023 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2022	7,954,620	$9.63	4.46
Warrants exercised	(100,000)	3.90
Warrants outstanding at March 31, 2023	7,854,620	$9.70	4.22
Warrants outstanding at December 31, 2023	7,854,620	$9.70	3.72
Warrants granted	674,146	1.78
Warrants outstanding at March 31, 2024	8,528,766	$9.08	3.66

Options

On May 6, 2022, Legacy Cardio granted 513,413 stock options to the management and advisors pursuant to the Cardio Diagnostics, Inc. 2022 Equity Incentive Plan. All of the options granted under this legacy plan were exchanged for options under the Company’s 2022 Plan adopted by the Company’s stockholders on October 25, 2022, and based on the exchange ratio for the merger, resulted in a total of 1,759,599 options issued upon closing. Each exchanged option has an exercise price of $3.90 per share with an expiration date of May 6, 2032. The exchanged options fully vested upon closing of the merger.

On January 23, 2024, the Company authorized an additional 1,060,458 shares to the Equity Incentive Plan Reserve (the “2022 Plan”) and granted 1,187,826 options to management and employees, 1,166,826 of which vested immediately with the remaining 21,000 options subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $2.11 per share with an expiration date of January 23, 2034. The vested 1,166,826 stock options were valued at $2,461,404 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of vested stock options during the three months ended March 31, 2024, risk free interest rate of 5.22%, volatility of 228%, and an exercise price of $2.11.

Option activity during the three months ended March 31, 2024 and 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	1,759,599	$3.90	9.35
No option activity	—	—
Options outstanding at March 31, 2023	1,759,599	$3.90	9.10
Options outstanding at December 31, 2023	2,584,599	$3.06	8.71
Options granted	1,187,826	2.11
Options outstanding at March 31, 2024	3,772,425	$2.76	8.89
Options vested and exercisable at March 31, 2024	3,751,425	$2.76

Note 11 – Convertible Notes Payable

On March 8, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”) under which the Company agreed to sell and issue to Yorkville convertible debentures (“Convertible Debentures”) in a gross aggregate principal amount of up to $11.2 million (“Subscription Amount”). The Convertible Debentures were convertible into shares of common stock of the Company and were subject to various contingencies being satisfied as set forth in the Securities Purchase Agreement. The notes were convertible at any time through the maturity date, which, in each case, was one year from the date of issuance. The conversion price would be determined on the basis of 92% of the two lowest VWAP (Volume Weighted Average Prices) of the Common Stock during the prior seven trading day period, initially with a floor conversion price of $0.55, but subsequently lowered by mutual agreement of the parties to $0.20.

On March 8, 2023, the Company issued and sold to Yorkville a Convertible Debenture in the principal amount of $5.0 million, for which it received $4.5 million, with a $500,000 original issue discount (“OID”). Interest on the outstanding principal balance accrued at a rate of 0% and would increase to 15% upon an Event of Default for so long as it remained uncured.

The Company recorded a debt discount related to identified embedded derivatives relating to the conversion features (see Note 12) based on fair values as of the inception date of the Note. The calculated debt discount, including the OID equaled the face of the Note and is being amortized over the term of the note.

Yorkville fully converted the initial $5,000,000 Convertible Debenture into an aggregate of 10,622,119 common shares during the year ended December 31, 2023./

On January 4, 2024, the Company and Yorkville terminated the Securities Purchase Agreement dated as of March 8, 2023, as amended, by the mutual consent of the parties, effective as of January 4, 2024. The First Convertible Debenture has been fully converted, and as of January 4, 2024, the obligation of the Company to issue and sell, and Yorkville’s obligation to purchase, the Second Convertible Debenture has been terminated. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the Securities Purchase Agreement. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the Securities Purchase Agreement.

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Three Months Ended March 31, 2023
Annual dividend yield	—
Expected life (years)	1.0
Risk-free interest rate	4.89% - 5.28%
Expected volatility	164% - 169%
Exercise price	$2.20 - $3.53
Stock price	$3.91 - $5.32

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

Note 14 – Subsequent Events

The Company evaluated its March 31, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to March 31, 2024, the Company sold 1,056,615 common shares for gross proceeds totaling $895,941 under the At-the-Market Issuance Sales Agreement as of the date of this Report.

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

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2023 Annual Report on Form 10-K that was filed on April 1, 2024 (the “2023 Form 10-K”). In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note About Forward-Looking Statements,” above. Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the 2023 Form 10-K (Item 1A therein), as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless the context requires otherwise, references to “Cardio,” the “Company,” “we,” “us” and “our” refer to Cardio Diagnostics Holdings, Inc., a Delaware corporation, together with its consolidated subsidiary.

Overview

Cardio was formed to further develop and commercialize a series of products for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease ("CHD”), stroke, heart failure and diabetes, by leveraging our Artificial Intelligence ("AI”)-driven Integrated Genetic-Epigenetic Engine™. As a company, we aspire to give every American adult insight into their unique risk for various cardiovascular diseases. Cardio aims to become one of the leading medical technology companies for enabling improved prevention, early detection and treatment of cardiovascular disease. Cardio is transforming the approach to cardiovascular disease from reactive to proactive and hope to accelerate the adoption of Precision Medicine for all. We believe that incorporating Cardio’s solutions into routine practice in primary care and prevention efforts can help alter the trajectory that nearly one in two Americans is expected to develop some form of cardiovascular disease by 2035.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (ACI), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to help improve chronic care management. In May 2023, we launched CardioInnovate360TM, a research-use-only (RUO) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announce the launch of HeartRisk™, a cardiovascular risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products.

Despite long partnership and sales cycles, in some instance as long as 14 months, Cardio in 2023 generated revenue from patient(s), small provider(s), larger provider(s) and employer(s) for the first time and has developed a more robust sales and partnership pipeline. In addition to increased revenue, other key developments since the 2023 Form 10-K, include:

•	Published a key peer-reviewed economics study on PrecisionCHD™ demonstrating a potential savings of over $113 million annually to payers in Advances in Therapy journal;
•	Our two Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) codes from the American Medical Association, 0440U for PrecisionCHD™ and 0439U for Epi+Gen CHD™ went effective on April 1, 2024; and
•	Entered into a nationwide telehealth agreement with Navierre.

Cardio expects that sales and partnership cycles will continue to be long. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;
•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;
•	Leverage our newly-awarded CPT PLA codes;
•	Expand the adoption of our products across key channels, including health systems and self-insured employers, including for HeartRisk, Cardio’s new SaaS product;
•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and
•	Pursue potential strategic partnership(s) and acquisition(s) of one or more synergistic companies.

Recent Developments

At the Market Sales Agreement

On January 26, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the "Sales Agreement”) with Craig-Hallum Capital Group LLC ("Craig-Hallum”). Pursuant to the Sales Agreement, the Company may sell, at its option, up to an aggregate of $17 million in shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock made pursuant to the Sales Agreement have been or will be made under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725) (the "Registration Statement”), which was declared effective by the Securities and Exchange Commission on February 1, 2024. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an "at the market” offering as defined in Rule 415 promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

As of May 15, 2024, the Company has sold 1,543,698 shares of its common stock under the Sales Agreement, resulting in proceeds to the Company of approximately $1,729,464, net of offering costs. The Company has paid Craig-Hallum approximately $44,345 in sales commissions.

Food and Drug Administration Proposed Regulation

On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (IVD) device to include IVDs manufactured by a clinical laboratory. Pursuant to the rule, laboratory developed tests (LDTs), i.e., tests designed, manufactured, and used within a single CLIA-certified high complexity laboratory, are medical devices subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act. The final rule also announced FDA’s intention to apply its medical device requirements to LDTs. Under the final rule, all LDTs, unless subject to a specific exemption, will be subject to premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. FDA intends to phase in these requirements beginning May 6, 2025. The final rule states that certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review. FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (NYS-CLEP). Unless overturned by a court or Congress, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended March 31, 2024 and 2023:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended March 31,
	2024	2023
Revenue
Revenue	$15,928	$—

Operating Expenses
Sales and marketing	34,402	49,551
Research and development	10,840	86,665
General and administrative expenses	4,123,941	1,562,128
Amortization	4,793	4,785
Total operating expenses	(4,173,976)	(1,703,129)
Other (expense) income	(5,536)	670,511
Net (loss)	$(4,163,584)	$(1,032,618)

Net Loss

Cardio’s net loss for the three months ended March 31, 2024 was $4,163,584 as compared to $1,032,618 for the three months ended March 31, 2023, an increase of $3,130,966. The increase in net loss was primarily the result of an increase in General and Administrative expenses associated with being a public company, stock compensation issued, increased personnel and increased rent.

Revenue

Cardio had $15,928 and $0 in revenue for the three months ended March 31, 2024 and 2023, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended March 31, 2024 were $34,402 as compared to $49,551 for the three months ended March 31, 2023, a decrease of $15,149. The overall decrease was due to a decrease in sales and marketing efforts in the first quarter of 2024 due to fewer tradeshows in 2024.

Research and Development

Research and development expense for the three months ended March 31, 2024 was $10,840 as compared to $86,665 for the three months ended March 31, 2023, a decrease of $75,825. The decrease was attributable to the decrease in laboratory runs performed in the 2024 period on new product offerings in the pipeline as compared to laboratory runs performed in the same period in 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $4,123,941 as compared to $1,562,128 for the three months ended March 31, 2023, an increase of $2,561,813. The overall increase is primarily due to stock compensation expenses of $2,519,404, an increase in rent, personnel, and office and software expenses related to new offices and the new internal lab setup.

Amortization

Amortization expense for the three months ended March 31, 2024 was $4,793 as compared to $4,785 for the three months ended March 31, 2023. The total amortization expense for the three months ended March 31, 2024 is for intangible assets of $4,000 and patent costs of $793, respectively.

Other income (expenses)

Total other expenses for the three months ended March 31, 2024, was $(5,536) as compared to $670,511 total other income for the three months ended March 31, 2023. The total other expenses for the three months ended March 31, 2024 consists of interest expense of $5,817 net of interest income of $281. The total other income for the three months ended March 31, 2023 consists of change in fair value of derivative liability of $5,686,901 offset by interest expense of $5,016,611 net of interest income of $221.

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

Historically, our principal sources of liquidity have been proceeds from the issuance of equity and warrant exercises. More recently, upon signing the YA Securities Purchase Agreement on March 8, 2023 (the "Securities Purchase Agreement”), we issued and sold to YA II PN, Ltd. ("Yorkville”) a Convertible Debenture in the principal amount of $5,000,000 for a purchase price of $4,500,000 to provide additional liquidity. Yorkville fully converted the $5,000,000 Convertible Debenture into an aggregate of 10,622,119 common shares during the year ended December 31, 2023. The Securities Purchase Agreement contemplated the issuance of a second convertible debenture in the amount of $6,200,000. However, prior to the issuance of the second convertible debenture, the Company and Yorkville terminated the Securities Purchase Agreement by the mutual consent of the parties, effective as of January 4, 2024.

On February 2, 2024, we closed a private placement with seven accredited investors, whereby we issued a total of 561,793 units ("Units”), with each Unit consisting of (i) one share of our Common Stock and (ii) one six-year Common Stock purchase warrant having an exercise price of $1.78 per share, subject to adjustment (the "Private Placement”). The Private Placement resulted in the issuance to investors of 561,793 shares of Common Stock and 561,793 warrants in an unregistered offering of securities. The purchase price of the securities was $1.78 per Unit, resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We intend to use the net proceeds from the Private Placement for working capital and general corporate purposes.

As noted in Recent Developments, above, we entered into an At-the Market Sales Agreement with Craig-Hallum on January 26, 2024. As of May 15, 2024, we have received $1,773,809 in gross proceeds from the ATM sales, and we have available up to $15,226,191 in future sales of our Common Stock that we may elect to make under the Sales Agreement.

We expect that our primary cash needs in 2024 will be for day-to-day operations, funding working capital requirements, funding our growth strategy, paying the setup expenses of our internal laboratory and paying expenses incurred in connection with our ongoing FDA submission activities.

Our long-term future capital requirements will depend on many factors, including revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support investments, including research and development efforts, and the continuing market adoption of our products. In each fiscal year since our inception, we have incurred losses from operations and generated negative cash flows from operating activities. We expect this trend to continue in future periods for the foreseeable future.

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

We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and expand our business. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. Successful transition to attaining profitable operations depends upon achieving a level of revenue adequate to support the post-merger company.  There is no assurance that we will be successful in reaching and sustaining profitability.

We expect that working capital requirements will continue to be funded through a combination of existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business.. We have no lines of credit or other bank financing arrangements. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. Cardio intends to finance these expenses with further issuances of securities and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, particularly at current stock price levels, and these newly-issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur interest expense.

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $1.78 per share of Common Stock. We believe the likelihood that warrant holders will exercise their Warrants and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.8140 on May 14, 2024. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, we believe holders of any of our Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at March 31, 2024 totaled $1,563,139 as compared to $1,283,523 at December 31, 2023, an increase of $279,616. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended March 31,
	2024	2023
Net cash used in operating activities	$1,233,050	$1,649,067
Net cash used in investing activities	69,941	52,674
Net cash provided by financing activities	1,582,607	4,291,990

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2024 was $1,233,050 as compared to $1,649,067 for the three months ended March 31, 2023. The cash used in operations during the three months ended March 31, 2024 is a function of net loss of $4,163,584 adjusted for the following non-cash operating items: depreciation of $3,587, amortization of $24,750, $2,519,404 in stock-based compensation, an increase of $14,028 in accounts receivable, a decrease of $470,050 in prepaid expenses and other current assets, a decrease of $18,494 in accounts payable and accrued expenses and a decrease in lease liability of $54,735.

The cash used in operations during the three months ended March 31, 2023, is a function of net loss of $1,032,618 adjusted for the following non-cash operating items: amortization of $4,785, $4,000 in stock based compensation, $5,007,740 in non-cash interest expense offset by $5,686,901 in change in fair value of derivative liability, a decrease of $338,105 in prepaid expenses and other current assets, an increase in deposits of $2,100 and a decrease of $282,078 in accounts payable and accrued expenses.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2024 was $69,941 compared to $52,674 for the three months ended March 31, 2023. The cash used in investing activities for the three months ended March 31, 2024 was due to purchases of property and equipment and patent costs incurred. The cash used in investing activities for the three months ended March 31, 2023 was due to patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2024 was $1,582,607 as compared to $4,291,990 for the three months ended March 31, 2023. This change was due to $1,877,857 in proceeds from the sale of common stock offset by $140,250 in payments pursuant to a finance agreement and $155,000 in payments of placement agent fees and all of which occurred during the three months ended March 31, 2024. Cash provided by financing activities for the three months ended March 31, 2023 was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount (“OID”) of $500,000, $390,000 in proceeds from exercise of warrants, offset by $283,010 in payments of finance agreement and $315,000 in payments of placement agent fees during the three months ended March 31, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue in the past two years. The Company had a net loss of $4,163,584 for the three months ended March 31, 2024 and an accumulated deficit of $18,531,964 at March 31, 2024. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

As of March 31, 2024, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

Prior Relationships of Cardio with Boustead Securities, LLC

At the commencement of efforts to pursue what ultimately ended in the terminated business acquisition referred to above under "Deposit for Acquisition,” Legacy Cardio entered into a Placement Agent and Advisory Services Agreement (the "Placement Agent Agreement”), dated April 12, 2021, with Boustead Securities, LLC ("Boustead Securities”). This agreement was terminated in April 2022, when Legacy Cardio terminated the underlying agreement and plan of merger and the accompanying escrow agreement relating to that proposed business acquisition after efforts to complete the transaction failed, despite several extensions of the closing deadline.

Under the terminated Placement Agent Agreement, Legacy Cardio agreed to certain future rights in favor of Boustead Securities, including (i) a two-year tail period during which Boustead Securities would be entitled to compensation if Cardio were to close on a transaction (as defined in the Placement Agent Agreement) with any party that was introduced to Legacy Cardio by Boustead Securities; and (ii) a right of first refusal to act as the Company’s exclusive placement agent for 24-months from the end of the term of the Placement Agent Agreement (the "right of first refusal”). Cardio has taken the position that due to Boustead Securities’ failure to perform as contemplated by the Placement Agent Agreement, these provisions purporting to provide future rights are null and void.

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed a business combination with Mana on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC ("Benchmark”) as its M&A advisor. Upon closing of the business combination, Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, Cardio and Benchmark entered into Amendment No. 1 Engagement Letter (the "Amendment Engagement”). Pursuant to the Amendment Engagement, Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction (see Note 11 to Notes to Consolidated Financial Statements) without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company continues to evaluate the claim. No legal proceedings have been instigated.

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the "S-4 Registration Statement”) with the Securities and Exchange Commission ("SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement effective on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and believes that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Annual Report on Form 10-K, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition.

Northland Securities, Inc.

In January 2024, following the Company’s termination of its agreement with Yorkville and in connection with the Company’s recent at the market offering and/or its February 2024 private placement, a managing director of Northland Securities, Inc. ("Northland”) contacted the Company claiming the right to be paid a fee of approximately $150,000 pursuant to the agreement of March 1, 2023 between the Company and Northland regarding the Yorkville financing. Subsequently, the Company has been advised by another representative of Northland that Northland would not proceed with any such claim. The Company does not believe that it owes Northland any sum based on the termination of the Yorkville Securities Purchase Agreement and the subsequent financing transactions.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2024.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 except as set forth below. These risk factors, collectively, describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our common stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements or be subject to delisting. In the second half of 2023, we received deficiency notices from Nasdaq with respect to our failure to meet the minimum bid price and the minimum stockholders’ equity requirement necessary for continued listing on Nasdaq. In both instances, we were able to cure the deficiencies within the applicable cure period, and our securities continued to trade on Nasdaq without interruption. As of May 14, 2024 we have failed to meet the minimum bid price for 18 consecutive business days. Unless our stock price closes above $1.00 on or before May 31, 2024, we can expect to receive a deficiency letter from Nasdaq, advising us that our securities will be delisted from Nasdaq unless the stock price closes above $1.00 for ten consecutive business days during the 180-day cure period. At our annual meeting held on December 18, 2023, our stockholders gave our board of directors discretion to effect a reverse stock split in the range of 1-for-5 to 1-for-40 to address this potential deficiency, which approval is effective through December 18, 2024. Accordingly, we believe that in the event we do receive a deficiency letter from Nasdaq with regard to the minimum bid price requirement, we will be able to address the deficiency by effecting a reverse stock split. However, there can be no assurance that we will be able to comply with the continued listing standards of Nasdaq at all times in the future.

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

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Prager Metis, our independent registered public accounting firm for the fiscal year ended December 31, 2013, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. We anticipate that our principal sources of liquidity will only be sufficient to fund our activities over the next twelve (12) months. In order to have sufficient cash to fund our operations beyond the next twelve (12) months, we will need to raise additional equity over the next twelve (12) months in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

The U.S. Food and Drug Administration’s (“FDA’s”) newly-issued rule for laboratory developed tests (“LDTs”), which will be phased in over a period of four years, will significantly change the regulatory landscape for LDTs. Unless the rule is overturned by a court or Congress, our currently marketed LDTs and those we develop in the future will be subject to new requirements which may include, for some tests, premarket clearance, de novo authorization or premarket approval. We will incur substantial costs and delays associated with complying with the new rule.

We believe our Epi+Gen CHD™ and PrecisionCHD™ tests are LDTs. The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing

The FDA has historically taken the position that it has the authority to regulate LDTs as in-vitro diagnostics (“IVDs”) under the Federal Food, Drug, and Cosmetic Act (“FDC Act”), although it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo authorization or clearance of LDTs, it has generally chosen not to enforce those requirements.

On May 6, 2024, the FDA published a final rule amending the definition of an IVD device to include IVDs manufactured by a clinical laboratory. The final rule also announced the FDA’s intention to phase out its general enforcement discretion policy. Unless the rule is overturned by a court or Congress, the medical device requirements for most LDTs will be phased in beginning on May 6, 2025. These requirements include premarket clearance, de novo authorization or premarket approval for each LDT performed by a laboratory, and postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. Certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review, which could be burdensome and expensive. FDA will similarly exercise enforcement discretion with respect to premarket clearance, de novo classification, or premarket approval requirements for LDTs approved by the New York State Clinical Laboratory Evaluation Program.

Compliance with these additional regulatory requirements will be time-consuming and expensive. If we are required to obtain premarket notification, de novo authorization or premarket approval for our existing tests, or for any future tests we may develop, we may be required to successfully complete analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or planned to perform for our LDTs. These studies may be extensive and costly and may take a substantial period of time to complete. Any such studies may fail to generate data that meet the FDA’s requirements. The studies may also not be conducted in a manner that meets the FDA’s requirements, and therefore may not support the marketing application. There can be no assurance that the submission of such an application will result in a timely response by the FDA or a favorable outcome that will allow the test to be marketed. In addition, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we work to obtain FDA clearance, approval or de novo authorization. Our business may be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance. de novo authorization or premarket approval.

Various bills have been introduced in Congress seeking to substantially revamp the regulation of both LDTs and IVDs, but no legislation has been enacted thus far.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	8-K	2.1	5/31/2022
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	8-K	2.1	9/15/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Description of Securities	10-K	4.5	4/1/24
10.1	At the Market Offering Agreement, dated January 26, 2024, between Cardio Diagnostics Holdings, Inc. and Craig-Hallum Capital Group, LLC	S-3	1.2	1/26/24
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
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

Cardio Diagnostics Holdings, Inc.

Date: May 15, 2024	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

