Form 10-Q
period 2024-06-30
Cardio Diagnostics Holdings, Inc.
filed 2024-08-12
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 23,942,447 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

i

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations, any statements about our business (including the impact on our business of a re-emergence of COVID-19 variants or any other pandemic, epidemic or infectious disease outbreak), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed products and services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “2023 Form 10-K”), Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 15, 2024 (the “March 31, 2024 Form 10-Q”) and in Part II, Item 1A of this Form 10-Q. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$1,310,119	$1,283,523
Accounts receivable	7,520	4,960
Prepaid expenses and other current assets	820,887	1,477,197

Total current assets	2,138,526	2,765,680

Long-term assets
Property and equipment, net	720,175	571,873
Right of use assets, net	514,937	575,227
Intangible assets, net	13,333	21,333
Deposits	12,850	12,850
Patent costs, net	596,944	515,402

Total assets	$3,996,765	$4,462,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$52,081	$243,213
Lease liability - current	230,515	223,929
Finance agreement payable	93,500	374,000

Total current liabilities	376,096	841,142

Long-term liabilities
Lease liability – long term	546,433	663,099

Total liabilities	922,529	1,504,241

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 23,313,070 and 20,540,409 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	233	205
Additional paid-in capital	22,893,962	17,326,299
Accumulated deficit	(19,819,959)	(14,368,380)

Total stockholders' equity	3,074,236	2,958,124

Total liabilities and stockholders' equity	$3,996,765	$4,462,365

 The accompanying notes are an integral part of these unaudited financial statements.

1

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2024	2023	2024	2023

Revenue	$7,870	$1,725	$23,798	$1,725

Operating expenses
Sales and marketing	57,779	31,608	92,181	81,159
Research and development	7,280	12,317	18,120	98,982
General and administrative expenses	1,220,477	2,506,148	5,344,418	4,068,276
Amortization	4,794	4,793	9,587	9,578

Total operating expenses	1,290,330	2,554,866	5,464,306	4,257,995

Loss from operations	(1,282,460)	(2,553,141)	(5,440,508)	(4,256,270)

Other income (expenses)
Change in fair value of derivative liability	—	(53,816)	—	5,633,085
Interest income	282	263	563	484
Interest expense	(5,817)	(1,051,916)	(11,634)	(6,068,527)
Loss on extinguishment of debt	—	(364,295)	—	(364,295)

Total other income (expenses)	(5,535)	(1,469,764)	(11,071)	(799,253)

Loss before provision for income taxes	(1,287,995)	(4,022,905)	(5,451,579)	(5,055,523)

Provision for income taxes	—	—	—	—

Net loss	$(1,287,995)	$(4,022,905)	$(5,451,579)	$(5,055,523)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(0.06)	$(0.39)	$(0.25)	$(0.51)

Weighted average common shares outstanding - basic and fully diluted	22,607,618	10,242,430	21,842,422	9,896,724

The accompanying notes are an integral part of these unaudited financial statements.

2

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Six Months Ended June 30, 2024 and 2023

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2023	20,540,409	$205	$17,326,299	$(14,368,380)	$2,958,124

Common stock issued for cash	1,048,876	11	1,877,846	—	1,877,857

Restricted stock awards vested	39,689	—	58,000	—	58,000

Placement agent fee	—	—	(155,000)	—	(155,000)

Compensation for vested stock options	—	—	2,461,404	—	2,461,404

Net loss	—	—	—	(4,163,584)	(4,163,584)

Balances, March 31, 2024	21,628,974	$216	$21,568,549	$(18,531,964)	$3,036,801

Common stock issued for cash	1,674,654	17	1,298,682	—	1,298,699

Restricted stock awards vested	9,442	—	6,000	—	6,000

Compensation for vested stock options	—	—	20,731	—	20,731

Net loss	—	—	—	(1,287,995)	(1,287,995)

Balances, June 30, 2024	23,313,070	$233	$22,893,962	$(19,819,959)	$3,074,236

Balances, December 31, 2022	9,514,743	$95	$10,293,159	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	390,000

Restricted stock awards vested	1,092	—	4,000	—	4,000

Placement agent fee	—	—	(315,000)	—	(315,000)

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	74,025

Net loss	—	—	—	(1,032,618)	(1,032,618)

Balances, March 31, 2023	9,615,835	$96	$10,446,183	$(7,024,164)	$3,422,115

Restricted stock awards vested	87,917	1	105,999	—	106,000

Notes payable converted to common stock	1,474,703	15	2,368,026	—	2,368,041

Compensation for vested stock options	—	—	1,035,273	—	1,035,273

Net loss	—	—	—	(4,022,905)	(4,022,905)

Balances, June 30, 2023	11,178,455	$112	$13,955,481	$(11,047,069)	$2,908,524

The accompanying notes are an integral part of these unaudited financial statements.

3

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,451,579)	$(5,055,523)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	39,579	—
Amortization	69,877	9,578
Stock-based compensation expense	2,546,135	1,145,273
Non-cash interest expense	—	6,050,785
Change in fair value of derivative liability	—	(5,633,085)
Loss on extinguishment of debt	—	364,295
Changes in operating assets and liabilities:
Accounts receivable	(2,560)	(1,050)
Prepaid expenses and other current assets	656,310	559,026
Deposits	—	(7,900)
Accounts payable and accrued expenses	(191,132)	(373,298)
Lease liability	(110,080)	—

NET CASH USED IN OPERATING ACTIVITIES	(2,443,450)	(2,941,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187,881)	(26,019)
Patent costs incurred	(83,129)	(114,254)

NET CASH USED IN INVESTING ACTIVITIES	(271,010)	(140,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of original issue discount of $500,000	—	4,500,000
Proceeds from exercise of warrants	—	390,000
Payments of placement agent fee	(155,000)	(315,000)
Proceeds from sale of common stock and warrants	3,176,556	—
Payments of finance agreement	(280,500)	(566,021)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,741,056	4,008,979

NET INCREASE IN CASH	26,596	926,807

CASH - BEGINNING OF PERIOD	1,283,523	4,117,521

CASH - END OF PERIOD	$1,310,119	$5,044,328

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,634	$17,742
Income taxes	$—	$—

Non-cash investing and financing activities:
Debt discount related to derivative liability	$—	$5,000,000
Notes payable converted to common stock	$—	$2,150,000
Adjustment to liabilities assumed in acquisition	$—	$74,025

The accompanying notes are an integral part of these unaudited financial statements.

4

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements of the Company as of and for the period ended June 30, 2024 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue in the past two years. The Company had a net loss of $5,451,579 for the six months ended June 30, 2024 and an accumulated deficit of $19,819,959 at June 30, 2024. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
5

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
6

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months ended June 30, 2024 and 2023.
7

	2024	2023
Liabilities:
Balance of derivative liabilities - beginning of period	$—	$—
Issued	—	9,192,672
Converted	—	(1,560,835)
Change in fair value recognized in operations	—	(5,633,085)
Balance of derivative liabilities - end of period	$—	$1,998,752

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of June 30, 2024, for each fair value hierarchy level:

June 30, 2024	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$—	$—

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
8

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the six months ended June 30, 2024 and 2023 were $18,120 and $98,982, respectively, and for the three months ended June 30, 2024 and 2023 were $7,280 and $12,317, respectively.
9

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $92,181 and $81,159 were charged to operations for the six months ended June 30, 2024 and 2023, respectively, and of $57,779 and $31,608 for the three months ended June 30, 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of June 30, 2024 and December 31, 2023. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Office and computer equipment	5 years
Furniture and fixtures	7 years
Lab equipment	7 years
Leasehold improvements	7 years

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
10

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

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2024 and December 31, 2023:

	2024	2023

Office and computer equipment	$17,394	$17,394
Furniture and fixtures	96,818	76,099
Lab equipment	147,177	—
Leasehold improvements	502,155	482,170
Less: Accumulated depreciation	(43,369)	(3,790)
Total	$720,175	$571,873

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $39,579 and $0 was charged to operations for the six months ended June 30, 2024 and 2023, respectively, and of $35,992 and $0 for the three months ended June 30, 2024 and 2023, respectively.

Note 5 – Intangible Assets

The following table provides detail associated with the Company’s acquired identifiable intangible assets at June 30, 2024 and December 31, 2023:

	2024	2023

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(66,667)	(58,667)
Total	$13,333	$21,333

Amortization expense charged to operations was $8,000 for the six months ended June 30, 2024 and 2023, respectively, and $4,000 for the three months ended June 30, 2024 and 2023, respectively.

Note 6 – Patent Costs

As of June 30, 2024, in the first family of patents and patent applications owned solely by UIRF and is exclusively licensed by Cardio, there are seven granted patents (US of 2, EU, China, Australia, India and Hong Kong) and other pending patent applications. The Company has pending patent applications in patent families two, three, four and five. Legal fees associated with the patents totaled $596,944 and $515,402, net of accumulated amortization of $4,769 and $3,182 as of June 30, 2024 and December 31, 2023, respectively and are presented in the consolidated balance sheets as patent costs. Amortization expense charged to operations was $1,587 and $1,578 for the six months ended June 30, 2024 and 2023, respectively, and $794 and $793 for the three months ended June 30, 2024 and 2023, respectively.
12

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

As of June 30, 2024 and December 31,2023, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

	June 30,	December 31
	2024	2023
Operating Lease:
Operating lease right-of-use assets, net	$514,937	$575,227
Current portion of operating lease liabilities	$230,515	$223,929
Operating lease liabilities, net of current portion	$546,433	$663,099

As of June 30, 2024, the weighted-average remaining lease terms of the two operating leases were 2.4 years and 4.4 years, respectively.

13

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2024 (remaining period)	$129,396
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total lease payments	835,774
Less: Imputed interest	58,826
Present value of lease liabilities	$776,948

At June 30, 2024, the Company had the following future minimum payments due under the non-cancelable lease:

2024 (remaining period)	$129,396
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$835,774

Consolidated rental expense for all operating leases was $91,398 and $60,844 for the six months ended June 30, 2024 and 2023, respectively, and $55,582 and $33,991 for the three months ended June 30, 2024 and 2023, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the six months ended June 30, 2024.

Six Months Ended
June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128,112
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$110,080

14

Note 8 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 is payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Finance agreement payable was $93,500 and $374,000 at June 30, 2024 and December 31, 2023, respectively. Accordingly, Directors and Officers insurance premiums of $550,000 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2024, with unamortized balance of $174,795 and $449,041 as of June 30, 2024 and December 31, 2023, respectively.

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six months ended June 30, 2024 and 2023 as the result would be anti-dilutive.

	Six Months Ended
	June 30,
	2024	2023

Stock warrants	8,528,766	7,854,620
Stock options	3,796,725	2,584,599
Total shares excluded from calculation	12,325,491	10,439,219

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
15

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

16

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 2,161,737 shares of common stock at various amounts per share to investors for gross proceeds totaling $2,176,556 before deducting sales commissions of $54,399 to placement agent, during the six months ended June 30, 2024 (among which 1,674,654 shares of common stock were sold for gross proceeds totaling $1,298,699 before deducting sales commissions of $32,452 to placement agent during the three months ended June 30, 2024). The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the three and six months ended June 30, 2024, the Company issued 9,442 and 13,919 common shares to two consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000 and $14,000, respectively.

On March 31, 2024, the Company issued 35,212 common shares to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

On March 2, 2023, a shareholder exercised warrants in exchange for 100,000 common shares for proceeds of $390,000.

During the three and six months ended June 30, 2023, the Company issued 3,885 and 4,977 common shares to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000 and $10,000, respectively.

During the three and six months ended June 30, 2023, the Company issued 84,032 common shares to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $100,000.

In connection with the convertible notes payable (see Note 11 below) the noteholders converted $2,150,000 of principal balance to 1,474,703 shares of common stock during the three and six months ended June 30, 2023. The number of shares of common stock issued was determined based on the terms of the convertible notes.

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
17

All of the warrants issued by Legacy Cardio were exchanged in the Business Combination for warrants of the Company based on the merger exchange ratio.

During the three and six months ended June 30, 2024, in connection with the Private Placement as described above, the Company issued an aggregate of 0 and 674,146 warrants.

Warrant activity during the six months ended June 30, 2024 and 2023 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2022	7,954,620	$9.63	4.46
Warrants exercised	(100,000)	3.90
Warrants outstanding at June 30, 2023	7,854,620	$9.70	4.22
Warrants outstanding at December 31, 2023	7,854,620	$9.70	3.72
Warrants granted	674,146	1.78
Warrants outstanding at June 30, 2024	8,528,766	$9.08	3.41

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

On June 23, 2023, the Company granted 825,000 stock options to management, which vested immediately on grant date. Each option has an exercise price of $1.26 per share with an expiration date of June 23, 2033. These immediately vested stock options were valued at $1,035,273 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and six months ended June 30, 2023, risk free interest rate of 5.41%, volatility of 176% and an exercise price of $1.26.

On January 23, 2024, the Company authorized an additional 1,060,458 shares to the Equity Incentive Plan Reserve (the “2022 Plan”) and granted 1,187,826 options to management and employees, 1,166,826 of which vested immediately with the remaining 21,000 options subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $2.11 per share with an expiration date of January 23, 2034. The immediately vested 1,166,826 stock options were valued at $2,461,404 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the six months ended June 30, 2024, risk free interest rate of 5.22%, volatility of 228% and an exercise price of $2.11. For the remaining 21,000 options, 7,500 options were vested on June 30, 2024 and 6,000 options were forfeited before vesting with the leaving of the employees before June 30, 2024. The vested 7,500 stock options were valued at $4,106 at vesting date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these vested stock options during the three and six months ended June 30, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $2.11.

On June 30, 2024, the Company granted 30,300 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.55 per share with an expiration date of June 30, 2034. These immediately vested stock options were valued at $16,625 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and six months ended June 30, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $0.55.

18

Option activity during the six months ended June 30, 2024 and 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	1,759,599	$3.90	9.35
Options granted	825,000	1.26
Options outstanding at June 30, 2023	2,584,599	$3.06	9.22
Options outstanding at December 31, 2023	2,584,599	$3.06	8.71
Options granted	1,218,126	2.07
Options expired or cancelled or forfeited	(6,000)	2.11
Options outstanding at June 30, 2024	3,796,725	$2.74	8.65
Options vested and exercisable at June 30, 2024	3,789,225	$2.74

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
19

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Six Months Ended June 30, 2023
Annual dividend yield	—
Expected life (years)	1.0
Risk-free interest rate	4.89% - 5.45%
Expected volatility	164% - 176%
Exercise price	$1.10 - $3.53
Stock price	$1.19 - $5.32

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
20

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

Directors and Officers Insurance

In connection with the Company’s various contractual obligations arising in the ordinary course of business, the Company is required to maintain insurance coverage for claims against its directors and officers.

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 3, 2024, the Company received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). As reported on our Current Report on Form 8-K dated June 7, 2024, we have an initial period of 180 calendar days, or until December 2, 2024 to regain compliance.  Under certain circumstances, the Company may be granted an additional 180 days, or until May 29, 2025, to regain compliance. If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period, if made available) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

Note 14 – Subsequent Events

The Company evaluated its June 30, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to June 30, 2024, the Company sold 629,377 common shares for gross proceeds totaling $328,292 under the At-the-Market Issuance Sales Agreement as of the date of this Report.

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

Cardio believes that it is the first company to develop and commercialize epigenetics-based clinical tests for cardiovascular disease that have clear value propositions for multiple stakeholders including (1) patients, (2) clinicians, (3) hospitals/health systems, (4) employers and (5) payors. According to the CDC, epigenetics is the study of how a person’s behaviors and environment can cause changes that affect the way a person’s genes work. Unlike geneti changes, epigenetic changes are reversible and do not change one’s DNA sequence, but they can change how a person’s body reads a DNA sequence.

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (ACI), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (RUO) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announce the launch of HeartRisk™, a cardiovascular risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products.

Despite long partnership and sales cycles, in some instance as long as 14 months, in 2023 Cardio generated revenue from patient(s), small provider(s), larger provider(s) and employer(s) for the first time and has developed a more robust sales and partnership pipeline. Key developments since the 2023 Form 10-K filing include:

•	Increased revenue in the first six months of 2024;
•	We recommended pricing for our two Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) codes from the American Medical Association, 0440U for PrecisionCHD™ and 0439U for Epi+Gen CHD™, at the Centers for Medicare and Medicaid Services’ (CMS) Clinical Laboratory Fee Schedule (CLFS) annual meeting; and
•	Expanded the availability of our Epi+Gen CHD test to Family Medicine Specialists’ retail clinical location at Meijer Supercenter.

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

Recent Developments

Food and Drug Administration Proposed Regulation

On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (IVD) device to include tests manufactured by a clinical laboratory. Pursuant to the rule, laboratory developed tests (LDTs), i.e., tests designed, manufactured, and used within a single CLIA-certified high complexity laboratory, are medical devices subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act. The final rule also announced FDA’s intention to apply its medical device requirements to LDTs. Under the final rule, all LDTs, unless subject to a specific exemption, will be subject to premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. FDA intends to phase in these requirements beginning May 6, 2025. The final rule states that certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review. FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (NYS-CLEP).

Unless overturned by a court or Congress, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs. On May 29. 2024, the American Clinical Laboratory Association filed a lawsuit challenging the FDA’s authority to regulate LDTs. The ultimate success of this lawsuit, or any future lawsuits that may be brought against the FDA challenging the LDT rule, is uncertain. It is also unclear whether a court would delay the implementation of the final rule while the litigation is ongoing, which means we may need to initiate steps to comply with the final rule even if it is ultimately overturned.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. This legislation was not enacted during that session of Congress but was reintroduced in 2023. FDA’s new LDT final rule may renew attention to the VALID Act and may lead to the introduction of new proposals to limit the FDA’s regulatory authority. On July 12, 2024, the House Appropriations Committee issued a Report accompanying a FY 2025 appropriations bill in which it directed the FDA to suspend efforts to implement the LDT final rule and to continue working with Congress to modernize the regulatory approach for LDTs. This directive is not binding on the FDA.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended June 30, 2024 and 2023:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended June 30,
	2024	2023
Revenue
Revenue	$7,870	$1,725

Operating Expenses
Sales and marketing	57,779	31,608
Research and development	7,280	12,317
General and administrative expenses	1,220,477	2,506,148
Amortization	4,794	4,793
Total operating expenses	(1,290,330)	(2,554,866)
Other (expense) income	(5,535)	(1,469,764)
Net (loss)	$(1,287,995)	$(4,022,905)

Comparisons for the six months ended June 30, 2024 and 2023:

The following table presents summary of consolidated operating results for the six-month periods indicated:

	Six Months Ended June 30,
	2024	2023
Revenue
Revenue	$23,798	$1,725

Operating Expenses
Sales and marketing	92,181	81,159
Research and development	18,120	98,982
General and administrative expenses	5,344,418	4,068,276
Amortization	9,587	9,578
Total operating expenses	(5,464,306)	(4,257,995)
Other (expense) income	(11,071)	(799,253)
Net (loss)	$(5,451,579)	$(5,055,523)

Net Loss

Cardio’s net loss for the three months ended June 30, 2024 was $1,287,995 as compared to $4,022,905 for the three months ended June 30, 2023, a decrease of $2,734,910. The decrease in net loss was primarily the result of a decrease in General and Administrative expenses related to stock compensation issued in the second quarter of 2023 and a decrease in interest expenses related to the sale and issuance of convertible debentures.

Cardio’s net loss for the six months ended June 30, 2024 was $5,451,579 as compared to $5,055,523 for the six months ended June 30, 2023, an increase of $396,056. The increase in net loss was primarily the result of an increase in General and Administrative expenses related to stock compensation issued in the first quarter of 2024, offset by the decrease in D&O insurance and various expenses related to the sale and issuance of convertible debentures.

Revenue

Cardio had $7,870 and $1,725 in revenue for the three months ended June 30, 2024 and 2023, respectively.

Cardio had $23,798 and $1,725 in revenue for the six months ended June 30, 2024 and 2023, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended June 30, 2024 were $57,779 as compared to $31,608 for the three months ended June 30, 2023, an increase of $26,171. The overall increase was due to an increase in sales and marketing activity in the second quarter of 2024 due to tradeshow attendance.

Expenses related to sales and marketing for the six months ended June 30, 2024 were $92,181 as compared to $81,159 for the six months ended June 30, 2023, an increase of $11,022. The overall increase was due to an increase in sales and marketing activity in the second quarter of 2024 due to tradeshow attendance.

Research and Development

Research and development expense for the three months ended June 30, 2024 was $7,280 as compared to $12,317 for the three months ended June 30, 2023, a decrease of $5,037. The decrease was attributable to the decrease in laboratory runs performed in the 2024 period on new product offerings in the pipeline as compared to laboratory runs performed in the same period in 2023, without a corresponding expense in the second quarter of 2024.

Research and development expense for the six months ended June 30, 2024 was $18,120 as compared to $98,982 for the six months ended June 30, 2023, a decrease of $80,862. The decrease was attributable to the decrease in laboratory runs performed in the 2024 period on new product offerings in the pipeline as compared to laboratory runs performed in the same period in 2023, without a corresponding expense in the first quarter of 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 were $1,220,477 as compared to $2,506,148 for the three months ended June 30, 2023, a decrease of $1,285,671. The overall decrease is primarily due to stock compensation expenses of $1,141,273 related to stock options issued and vesting of Restricted Stock Units granted in the second quarter of 2023.

General and administrative expenses for the six months ended June 30, 2024 were $5,344,418 as compared to $4,068,276 for the six months ended June 30, 2023, an increase of $1,276,142. The overall increase is primarily due to an increase in stock compensation expenses of $1,400,862 (mainly as a result of new stock options issued in the first quarter of 2024), offset by the decrease in D&O insurance expense.

Amortization

Amortization expense for the three months ended June 30, 2024 was $4,794 as compared to $4,793 for the three months ended June 30, 2023. The total amortization expense for the three months ended June 30, 2024 is for intangible assets of $4,000 and patent costs of $794, respectively.

Amortization expense for the six months ended June 30, 2024 was $9,587 as compared to $9,578 for the six months ended June 30, 2023. The total amortization expense for the six months ended June 30, 2024 is for intangible assets of $8,000 and patent costs of $1,587, respectively.

Other income (expenses)

Total other expenses for the three months ended June 30, 2024, was $(5,535) as compared to $(1,469,764) for the three months ended June 30, 2023. The total other expenses for the three months ended June 30, 2024 consists of interest expense of $5,817 net of interest income of $282. The total other expenses for the three months ended June 30, 2023 consists of change in fair value of derivative liability of $53,816, interest expense of $1,051,916 and loss on extinguishment of debt of $364,295 offset by interest income of $263.

Total other expenses for the six months ended June 30, 2024, was $(11,071) as compared to $(799,253) for the six months ended June 30, 2023. The total other expenses for the six months ended June 30, 2024 consists of interest expense of $11,634 net of interest income of $563. The total other expenses for the six months ended June 30, 2023 consists of interest expense of $6,068,527 and loss on extinguishment of debt of $364,295 offset by change in fair value of derivative liability of $5,633,085 and interest income of $484.

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

Historically, our principal sources of liquidity have been proceeds from the issuance of equity. More recently, upon signing the YA Securities Purchase Agreement on March 8, 2023 (the "Securities Purchase Agreement”), we issued and sold to YA II PN, Ltd. ("Yorkville”) a Convertible Debenture in the principal amount of $5,000,000 for a purchase price of $4,500,000 to provide additional liquidity. Yorkville fully converted the $5,000,000 Convertible Debenture into an aggregate of 10,622,119 common shares during the year ended December 31, 2023. The Securities Purchase Agreement contemplated the issuance of a second convertible debenture in the amount of $6,200,000. However, prior to the issuance of the second convertible debenture, the Company and Yorkville terminated the Securities Purchase Agreement by the mutual consent of the parties, effective as of January 4, 2024.

We entered into an At-the Market Sales Agreement with Craig-Hallum Capital Group LLC (“Craig-Hallum”) on January 26, 2024 (the “Sales Agreement”) under the terms of which we are able to sell up to $17.0 million of our Common Stock (the “ATM Offering”) from time to time and at our discretion. As of August 12, 2024, we have received an aggregate of $2,504,862 in gross proceeds from the ATM sales of 2,791,114 shares of Common Stock, and we have available up to $14,495,138 in future sales of our Common Stock that we may elect to make under the Sales Agreement. We have paid Craig-Hallum $62,617 in sales commissions as of August 12, 2024.

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

We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and grow our business. We expect that our primary cash needs in 2024 and for the foreseeable future will be for funding day-to-day operations and working capital requirements, funding our growth strategy, paying the setup expenses of our internal laboratory and paying expenses incurred in connection with our ongoing FDA submission activities. We explore our financing options on an ongoing basis. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction. We expect that for the remainder of 2024, we will rely primarily on the ongoing ATM Offering, provided that market conditions are favorable.

At our annual stockholders meeting in December 2023, we obtained stockholder approval to offer and sell up to $10,000,000 in securities (up to 50,000,000 shares of Common Stock, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events) in a transaction or series of transactions not involving a public offering. This authorization expired in June 2024. At our 2024 annual meeting, we plan to ask our stockholders to make available this potential future issuance of securities for up to an additional six-month period. We currently have no specific plans for such future offering but believe having that option available provides our Board of Directors with added flexibility in meeting the Company’s liquidity needs.

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

Unless we are able to generate significant cash flows from operations, which we do not foresee happening in the near term, we will need to finance our operations through the issuance of additional equity and/or convertible debt securities. Looking forward, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, particularly at current stock price levels, and these newly-issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur interest expense.

Working capital requirements are expected to increase in line with the growth of the business. We have no lines of credit or other bank financing arrangements. We anticipate that our principal sources of liquidity, including existing funds and issuances of equity and/or debt securities, will only be sufficient to fund our activities over the next 12 months. In order to have sufficient cash to fund our operations beyond the next 12 months and grow our business, we will need to raise additional funds through the issuance of equity or convertible debt. We cannot provide any assurance that we will be successful in doing so.

If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. Successful transition to attaining profitable operations depends upon achieving a level of revenue adequate to support our business plan, balanced against ongoing expenses. There is no assurance that we will be successful in reaching and sustaining profitability.

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $1.78 (subject to adjustment) per share of Common Stock. We believe the likelihood that warrant holders will exercise their Warrants and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.4475 on August 8, 2024. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, which has been the case for a substantial period of time, we believe holders of any of our Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at June 30, 2024 totaled $1,310,119 as compared to $1,283,523 at December 31, 2023, an increase of $26,596. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended June 30,
	2024	2023
Net cash used in operating activities	$2,443,450	$2,941,899
Net cash used in investing activities	271,010	140,273
Net cash provided by financing activities	2,741,056	4,008,979

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2024 was $2,443,450 as compared to $2,941,899 for the six months ended June 30, 2023. The cash used in operations during the six months ended June 30, 2024 is a function of net loss of $5,451,579 adjusted for the following non-cash operating items: depreciation of $39,579, amortization of $69,877, $2,546,135 in stock-based compensation, an increase of $2,560 in accounts receivable, a decrease of $656,310 in prepaid expenses and other current assets, a decrease of $191,132 in accounts payable and accrued expenses and a decrease in lease liability of $110,080.

The cash used in operations during the six months ended June 30, 2023, is a function of net loss of $5,055,523 adjusted for the following non-cash operating items: amortization of $9,578, $1,145,273 in stock based compensation, $6,050,785 in non-cash interest expense and $364,295 for loss on extinguishment of debt offset by $5,633,085 in change in fair value of derivative liability, an increase of $1,050 in accounts receivable, a decrease of $559,026 in prepaid expenses and other current assets, an increase in deposits of $7,900 and a decrease of $373,298 in accounts payable and accrued expenses.

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 was $271,010 compared to $140,273 for the six months ended June 30, 2023. The cash used in investing activities for the six months ended June 30, 2024 and 2023, respectively, was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2024 was $2,741,056 as compared to $4,008,979 for the six months ended June 30, 2023. This change was due to $3,176,556 in proceeds from the sale of common stock and warrants offset by $280,500 in payments pursuant to a finance agreement and $155,000 in payments of placement agent fees and all of which occurred during the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2023 was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount of $500,000, $390,000 in proceeds from exercise of warrants, offset by $566,021 in payments of finance agreement and $315,000 in payments of placement agent fees during the six months ended June 30, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue since inception. The Company had a net loss of $5,451,579 for the six months ended June 30, 2024 and an accumulated deficit of $19,819,959 at June 30, 2024. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to the Company’s Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Contractual Obligations

As of June 30, 2024, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

Directors and Officers Insurance

In connection with the Company’s various contractual obligations arising in the ordinary course of business, the Company is required to maintain insurance coverage for claims against its directors and officers.

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 3, 2024, the Company received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). As reported on our Current Report on Form 8-K dated June 7, 2024, we have an initial period of 180 calendar days, or until December 2, 2024 to regain compliance.  Under certain circumstances, the Company may be granted an additional 180 days, or until May 29, 2025, to regain compliance. If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period, if made available) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2024.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 except those risk factors we included in our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and as set forth below. These risk factors, collectively, describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Common Stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our Common Stock be at least $1.00 per share. On June 3, 2024, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). As reported on our Current Report on Form 8-K dated June 7, 2024, we have an initial period of 180 calendar days, or until December 2, 2024 to regain compliance. Under certain circumstances, we may be granted an additional 180 days, or until May 29, 2025, to regain compliance. If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period, if made available) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

If Nasdaq delists our shares of Common Stock and Public Warrants for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

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

Prager Metis, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanied our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our 2023 audited consolidated financial statements did not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. We anticipate that our principal sources of liquidity will only be sufficient to fund our activities over the next twelve (12) months. In order to have sufficient cash to fund our operations beyond the next (12) months, we will need to raise additional equity over the next (12) months in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer adopted or terminated:

(i) Any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); and

(ii) Any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408(a) of Regulation S-K.

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

Cardio Diagnostics Holdings, Inc.

Date: August 12, 2024	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

