Form 10-Q
period 2024-09-30
Cardio Diagnostics Holdings, Inc.
filed 2024-11-13
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 40,439,810 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024 (the “2023 Form 10-K”), Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024 filed with the SEC on May 15, 2024 (the “March 31, 2024 Form 10-Q”), Part II, Item 1A of our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 filed with the SEC on August 12, 2024 (the “June 30, 2024 Form 10-Q”) and in Part II, Item 1A of this Form 10-Q. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS

Current assets
Cash	$1,982,590	$1,283,523
Accounts receivable	14,100	4,960
Prepaid expenses and other current assets	630,482	1,477,197

Total current assets	2,627,172	2,765,680

Long-term assets
Property and equipment, net	706,659	571,873
Right of use assets, net	473,984	575,227
Intangible assets, net	9,333	21,333
Deposits	12,850	12,850
Patent costs, net	651,463	515,402

Total assets	$4,481,461	$4,462,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$74,808	$243,213
Lease liability - current	233,871	223,929
Finance agreement payable	—	374,000

Total current liabilities	308,679	841,142

Long-term liabilities
Lease liability – long term	486,597	663,099

Total liabilities	795,276	1,504,241

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 30,336,010 and 20,540,409 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	303	205
Additional paid-in capital	24,918,407	17,326,299
Accumulated deficit	(21,232,525)	(14,368,380)

Total stockholders' equity	3,686,185	2,958,124

Total liabilities and stockholders' equity	$4,481,461	$4,462,365

 The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2024	2023	2024	2023

Revenue	$6,580	$10,030	$30,378	$11,755

Operating expenses
Sales and marketing	52,059	34,067	144,240	115,226
Research and development	5,247	38,708	23,367	137,690
General and administrative expenses	1,353,439	1,376,644	6,697,857	5,444,920
Amortization	4,802	4,802	14,389	14,380

Total operating expenses	1,415,547	1,454,221	6,879,853	5,712,216

Loss from operations	(1,408,967)	(1,444,191)	(6,849,475)	(5,700,461)

Other income (expenses)
Change in fair value of derivative liability	—	(31,033)	—	5,602,052
Interest income	280	283	843	767
Interest expense	(3,879)	(570,385)	(15,513)	(6,638,912)
Gain (loss) on extinguishment of debt	—	112,944	—	(251,351)

Total other income (expenses)	(3,599)	(488,191)	(14,670)	(1,287,444)

Loss before provision for income taxes	(1,412,566)	(1,932,382)	(6,864,145)	(6,987,905)

Provision for income taxes	—	—	—	—

Net loss	$(1,412,566)	$(1,932,382)	$(6,864,145)	$(6,987,905)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(0.06)	$(0.16)	$(0.30)	$(0.66)

Weighted average common shares outstanding - basic and fully diluted	24,442,853	11,903,708	22,715,559	10,573,070

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three and Nine Months Ended September 30, 2024 and 2023

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2023	20,540,409	$205	$17,326,299	$(14,368,380)	$2,958,124

Common stock issued for cash	1,048,876	11	1,877,846	—	1,877,857

Restricted stock awards vested	39,689	—	58,000	—	58,000

Placement agent fee	—	—	(155,000)	—	(155,000)

Compensation for vested stock options	—	—	2,461,404	—	2,461,404

Net loss	—	—	—	(4,163,584)	(4,163,584)

Balances, March 31, 2024	21,628,974	$216	$21,568,549	$(18,531,964)	$3,036,801

Common stock issued for cash	1,674,654	17	1,298,682	—	1,298,699

Restricted stock awards vested	9,442	—	6,000	—	6,000

Compensation for vested stock options	—	—	20,731	—	20,731

Net loss	—	—	—	(1,287,995)	(1,287,995)

Balances, June 30, 2024	23,313,070	$233	$22,893,962	$(19,819,959)	$3,074,236

Common stock issued for cash	7,004,194	70	2,001,827	—	2,001,897

Restricted stock awards vested	18,746	—	6,000	—	6,000

Compensation for vested stock options	—	—	16,618	—	16,618

Net loss	—	—	—	(1,412,566)	(1,412,566)

Balances, September 30, 2024	30,336,010	$303	$24,918,407	$(21,232,525)	$3,686,185

Balances, December 31, 2022	9,514,743	$95	$10,293,159	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	390,000

Restricted stock awards vested	1,092	—	4,000	—	4,000

Placement agent fee	—	—	(315,000)	—	(315,000)

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	74,025

Net loss	—	—	—	(1,032,618)	(1,032,618)

Balances, March 31, 2023	9,615,835	$96	$10,446,183	$(7,024,164)	$3,422,115

Restricted stock awards vested	87,917	1	105,999	—	106,000

Notes payable converted to common stock	1,474,703	15	2,368,026	—	2,368,041

Compensation for vested stock options	—	—	1,035,273	—	1,035,273

Net loss	—	—	—	(4,022,905)	(4,022,905)

Balances, June 30, 2023	11,178,455	$112	$13,955,481	$(11,047,069)	$2,908,524

Restricted stock awards vested	177,807	2	71,998	—	72,000

Notes payable converted to common stock	1,761,063	17	1,239,572	—	1,239,589

Net loss	—	—	—	(1,932,382)	(1,932,382)

Balances, September 30, 2023	13,117,325	$131	$15,267,051	$(12,979,451)	$2,287,731

The accompanying notes are an integral part of these unaudited financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,864,145)	$(6,987,905)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	76,341	1,377
Amortization	115,632	48,426
Stock-based compensation expense	2,568,753	1,217,273
Non-cash interest expense	—	6,612,298
Change in fair value of derivative liability	—	(5,602,052)
Loss on extinguishment of debt	—	251,351
Changes in operating assets and liabilities:
Accounts receivable	(9,140)	(350)
Prepaid expenses and other current assets	846,715	876,066
Deposits	—	(7,900)
Accounts payable and accrued expenses	(168,405)	(401,638)
Lease liability	(166,560)	6,556

NET CASH USED IN OPERATING ACTIVITIES	(3,600,809)	(3,986,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(211,127)	(38,610)
Payments for right of use asset	—	(21,352)
Patent costs incurred	(138,450)	(167,381)

NET CASH USED IN INVESTING ACTIVITIES	(349,577)	(227,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of original issue discount of $500,000	—	4,500,000
Proceeds from exercise of warrants	—	390,000
Payments of placement agent fee	(155,000)	(315,000)
Proceeds from sale of common stock and warrants	5,178,453	—
Payments of finance agreement	(374,000)	(849,032)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,649,453	3,725,968

NET INCREASE (DECREASE) IN CASH	699,067	(487,873)

CASH - BEGINNING OF PERIOD	1,283,523	4,117,521

CASH - END OF PERIOD	$1,982,590	$3,629,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15,513	$26,613
Income taxes	$—	$—

Non-cash investing and financing activities:
Debt discount related to derivative liability	$—	$5,000,000
Notes payable converted to common stock	$—	$3,300,000
Adjustment to liabilities assumed in acquisition	$—	$74,025
Right of use asset added to operating lease	$—	$642,523

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2023, which has been derived from audited financial statements, and (b) the unaudited consolidated interim financial statements of the Company as of and for the period ended September 30, 2024 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue in the past two years. The Company had a net loss of $6,864,145 for the nine months ended September 30, 2024 and an accumulated deficit of $21,232,525 at September 30, 2024. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to the Company’s Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months ended September 30, 2024 and 2023.

	2024	2023
Liabilities:
Balance of derivative liabilities - beginning of period	$—	$—
Issued	—	9,192,672
Converted	—	(2,403,837)
Change in fair value recognized in operations	—	(5,602,052)
Balance of derivative liabilities - end of period	$—	$1,186,783

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of September 30, 2024, for each fair value hierarchy level:

September 30, 2024	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$—	$—

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the nine months ended September 30, 2024 and 2023 were $23,367 and $137,690, respectively, and for the three months ended September 30, 2024 and 2023 were $5,247 and $38,708, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $144,240 and $115,226 were charged to operations for the nine months ended September 30, 2024 and 2023, respectively, and of $52,059 and $34,067 for the three months ended September 30, 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of September 30, 2024 and December 31, 2023. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.
8

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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
9

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2024 and December 31, 2023:

	2024	2023

Office and computer equipment	$17,394	$17,394
Furniture and fixtures	96,818	76,099
Lab equipment	170,423	—
Leasehold improvements	502,155	482,170
Less: Accumulated depreciation	(80,131)	(3,790)
Total	$706,659	$571,873

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $76,341 and $1,377 was charged to operations for the nine months ended September 30, 2024 and 2023, respectively, and of $36,762 and $1,377 for the three months ended September 30, 2024 and 2023, respectively.

Note 5 – Intangible Assets

The following table provides details associated with the Company’s acquired identifiable intangible assets at September 30, 2024 and December 31, 2023:

	2024	2023

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(70,667)	(58,667)
Total	$9,333	$21,333

Amortization expense charged to operations was $12,000 for the nine months ended September 30, 2024 and 2023, respectively, and $4,000 for the three months ended September 30, 2024 and 2023, respectively.
10

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Patent Costs

As of September 30, 2024, in the first family of patents and patent applications owned solely by UIRF and is exclusively licensed by Cardio, there are seven granted patents (US (2), EU, China, Australia, India and Hong Kong) and other pending patent applications. The Company has pending patent applications in patent families two, three, four and five. Legal fees associated with the patents totaled $651,463 and $515,402, net of accumulated amortization of $5,571 and $3,182 as of September 30, 2024 and December 31, 2023, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $2,389 and $2,380 for the nine months ended September 30, 2024 and 2023, respectively, and $802 for the three months ended September 30, 2024 and 2023, respectively.

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

In 2023, the Company entered into a lease agreement for office space in Chicago, Illinois, commencing on August 1, 2023 for a term of three years and four months and expiring on November 30, 2026. The monthly rent for August to November 2023 was abated, and the Company started to make monthly rental installments from December 2023 of $12,847. The monthly rental payment increases by approximately 2% every August starting from 2024.

On July 20, 2023, the Company entered into another lease agreement for laboratory facilities in Iowa City, Iowa, commencing on August 1, 2023 for a term of five years and four months and expiring on November 30, 2028. The monthly rent for August to November 2023 was abated, and the Company started to pay a monthly rent of $8,505 ($102,060 annually) commencing December 1, 2023. In addition, the landlord agreed to provide the Company with a one-time Tenant Improvement Allowance (“TIA”) in the amount of up to, but not exceeding $50 per rentable square foot of the premises for a maximum allowance of $253,000.

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
11

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2024 and December 31, 2023, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

	September 30,	December 31
	2024	2023
Operating Lease:
Operating lease right-of-use assets, net	$473,984	$575,227
Current portion of operating lease liabilities	$233,871	$223,929
Operating lease liabilities, net of current portion	$486,597	$663,099

As of September 30, 2024, the weighted-average remaining lease terms of the two operating leases were 2.2 years and 4.2 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2024 (remaining period)	$64,827
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total lease payments	771,205
Less: Imputed interest	50,737
Present value of lease liabilities	$720,468

At September 30, 2024, the Company had the following future minimum payments due under the non-cancelable lease:

2024 (remaining period)	$64,827
2025	260,611
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$771,205

Consolidated rental expense for all operating leases was $158,065 and $97,815 for the nine months ended September 30, 2024 and 2023, respectively, and $66,667 and $36,971 for the three months ended September 30, 2024 and 2023, respectively.
12

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 The following table summarizes the cash paid and related right-of-use operating lease recognized for the nine months ended September 30, 2024.

Nine months Ended
September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$192,681
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$166,560

Note 8 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 is payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Finance agreement payable was $0 and $374,000 at September 30, 2024 and December 31, 2023, respectively. Accordingly, Directors and Officers insurance premiums of $550,000 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2024, with unamortized balance of $36,164 and $449,041 as of September 30, 2024 and December 31, 2023, respectively.

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2024 and 2023 as the result would be anti-dilutive.

	Nine months Ended
	September 30,
	2024	2023

Stock warrants	8,528,766	7,854,620
Stock options	3,868,970	2,584,599
Total shares excluded from calculation	12,397,736	10,439,219

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
13

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 9,165,931 shares of Common Stock at various amounts per share to investors for gross proceeds totaling $4,178,453 before deducting sales commissions of $104,446 to placement agent, during the nine months ended September 30, 2024 (among which 7,004,194 shares of Common Stock were sold for gross proceeds totaling $2,001,897 before deducting sales commissions of $50,047 to placement agent during the three months ended September 30, 2024). The Company also paid the placement agent a fee of $55,000.
14

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other Common Stock Issuance

During the three and nine months ended September 30, 2024, the Company issued 18,746 and 32,665 shares of Common Stock to two consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000 and $20,000, respectively.

On March 31, 2024, the Company issued 35,212 shares of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

On March 2, 2023, a shareholder exercised warrants in exchange for 100,000 shares of Common Stock for proceeds of $390,000.

During the three and nine months ended September 30, 2023, the Company issued 30,747 and 35,724 shares of Common Stock to two consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $22,000 and $32,000, respectively.

During the three and nine months ended September 30, 2023, the Company issued 147,060 and 231,092 shares of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000 and $150,000 respectively.

In connection with the convertible notes payable (see Note 11 below) the noteholders converted $3,300,000 of principal balance to 3,235,766 shares of Common Stock during the nine months ended September 30, 2023 (among which principal balance of $1,150,000 was converted to 1,761,063 shares of Common Stock during the three months ended September 30, 2023). The number of shares of Common Stock issued was determined based on the terms of the convertible notes.

Warrants

On October 1, 2019, the Company issued warrants to a seed funding firm equivalent to 2% of the fully-diluted equity of the Company, or 22,500 shares of Common Stock at the time of issuance. The warrant is exercisable on the earlier of the closing date of the next Qualified Equity Financing occurring after the issuance of the warrant, and immediately before a Change of Control. The exercise price is the price per share of the shares sold to investors in the next Qualified Equity Financing, or if the warrant becomes exercisable in connection with a Change in Control before the next Qualified Equity Financing, the greater of the quotient obtained by dividing $150,000 by the Pre-financing Capitalization, and the price per share paid by investors in the then-most recent Qualified Equity Financing, if any. The warrant will expire upon the earlier of the consummation of any Change of Control, or 15 years after the issuance of the warrant.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

All of the warrants issued by Legacy Cardio were exchanged in the Business Combination for warrants of the Company based on the merger exchange ratio.

During the three and nine months ended September 30, 2024, in connection with the Private Placement as described above, the Company issued an aggregate of 0 and 674,146 warrants.

Warrant activity during the nine months ended September 30, 2024 and 2023 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2022	7,954,620	$9.63	4.46
Warrants exercised	(100,000)	3.90
Warrants outstanding at September 30, 2023	7,854,620	$9.70	3.97
Warrants outstanding at December 31, 2023	7,854,620	$9.70	3.72
Warrants granted	674,146	1.78
Warrants outstanding at September 30, 2024	8,528,766	$9.08	3.16

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

On June 23, 2023, the Company granted 825,000 stock options to management, which vested immediately on grant date. Each option has an exercise price of $1.26 per share with an expiration date of June 23, 2033. These immediately vested stock options were valued at $1,035,273 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2023, risk free interest rate of 5.41%, volatility of 176% and an exercise price of $1.26.

On January 23, 2024, the Company authorized an additional 1,060,458 shares to the Equity Incentive Plan Reserve (the “2022 Plan”) and granted 1,187,826 options to management and employees, 1,166,826 of which vested immediately with the remaining 21,000 options subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $2.11 per share with an expiration date of January 23, 2034. The immediately vested 1,166,826 stock options were valued at $2,461,404 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2024, risk free interest rate of 5.22%, volatility of 228% and an exercise price of $2.11. For the remaining 21,000 options, 7,500 options were vested on June 30, 2024 and 8,500 options were forfeited before vesting with the leaving of the employees before September 30, 2024. The vested 7,500 stock options were valued at $4,106 at vesting date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these vested stock options during the nine months ended September 30, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $2.11.

On June 30, 2024, the Company granted 30,300 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.55 per share with an expiration date of June 30, 2034. These immediately vested stock options were valued at $16,625 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $0.55.

On September 30, 2024, the Company granted 74,744 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.22 per share with an expiration date of September 30, 2034. These immediately vested stock options were valued at $16,618 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and nine months ended September 30, 2024, risk free interest rate of 3.79%, volatility of 184% and an exercise price of $0.22.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Option activity during the nine months ended September 30, 2024 and 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	1,759,599	$3.90	9.35
Options granted	825,000	1.26
Options outstanding at September 30, 2023	2,584,599	$3.06	8.97
Options outstanding at December 31, 2023	2,584,599	$3.06	8.71
Options granted	1,292,871	1.96
Options expired or cancelled or forfeited	(8,500)	2.11
Options outstanding at September 30, 2024	3,868,970	$2.69	7.72
Options vested and exercisable at September 30, 2024	3,863,970	$2.69

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

Yorkville fully converted the initial $5,000,000 Convertible Debenture into an aggregate of 10,622,119 shares of Common Stock during the year ended December 31, 2023.

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
17

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Nine Months Ended September 30, 2023
Annual dividend yield	—
Expected life (years)	1.0
Risk-free interest rate	4.89% - 5.56%
Expected volatility	164% - 185%
Exercise price	$0.35 - $3.53
Stock price	$0.37 - $5.32

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 14 – Subsequent Events

The Company evaluated its September 30, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to September 30, 2024, the Company sold 10,096,657 shares of Common Stock for gross proceeds totaling $2,596,434 under the At-the-Market Issuance Sales Agreement as of the date of this Report.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announce the launch of HeartRisk™, a cardiovascular risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products.

Despite long partnership and sales cycles, in some instance as long as 14 months, in 2023 Cardio generated revenue from patient(s), small provider(s), larger provider(s) and employer(s) for the first time and has developed a more robust sales and partnership pipeline. Key developments since the 2023 Form 10-K filing include:

•	Increased revenue in the first nine months of 2024;
•	Recommended pricing for our two Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) codes from the American Medical Association, 0440U for PrecisionCHD™ and 0439U for Epi+Gen CHD™, at the Centers for Medicare and Medicaid Services’ (“CMS”) Clinical Laboratory Fee Schedule (CLFS) annual meeting; and
•	Expanded the availability of our Epi+Gen CHD™ test to Family Medicine Specialists’ retail clinical location at Meijer Supercenter; and
Received preliminary Medicare pricing from Centers for Medicare and Medicaid Services (CMS) for PrecisionCHD™ and Epi+Gen CHD™.

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

Recent Developments

Food and Drug Administration Proposed Regulation

On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. Pursuant to the rule, laboratory developed tests (“LDTs”), i.e., tests designed, manufactured, and used within a single CLIA-certified high complexity laboratory, are medical devices subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act. The final rule also announced FDA’s intention to apply its medical device requirements to LDTs. Under the final rule, all LDTs, unless subject to a specific exemption, will be subject to premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. FDA intends to phase in these requirements beginning May 6, 2025. The final rule states that certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review. FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (“NYS-CLEP”).

Unless overturned by a court or Congress, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs. Two lawsuits challenging FDA’s authority to regulate LDTs have been filed in federal court: the American Clinical Laboratory Association filed a lawsuit against FDA on May 29, 2024 in the Eastern District of Texas, while the Association for Molecular Pathology filed a lawsuit on August 19, 2024 in the Southern District of Texas. The lawsuits have been consolidated and briefing is expected to be completed by the end of 2024. The ultimate success of these lawsuits, or any future lawsuits that may be brought against the FDA challenging the LDT rule, is uncertain. It is also unclear whether a court would delay the implementation of the final rule while the litigation is ongoing, which means we may need to initiate steps to comply with the final rule even if it is ultimately overturned.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended September 30, 2024 and 2023:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended September 30,
	2024	2023
Revenue
Revenue	$6,580	$10,030

Operating Expenses
Sales and marketing	52,059	34,067
Research and development	5,247	38,708
General and administrative expenses	1,353,439	1,376,644
Amortization	4,802	4,802
Total operating expenses	(1,415,547)	(1,454,221)
Other (expense) income	(3,599)	(488,191)
Net (loss)	$(1,412,566)	$(1,932,382)

Comparisons for the nine months ended September 30, 2024 and 2023:

The following table presents summary of consolidated operating results for the nine-month periods indicated:

	Nine Months Ended September 30,
	2024	2023
Revenue
Revenue	$30,378	$11,755

Operating Expenses
Sales and marketing	144,240	115,226
Research and development	23,367	137,690
General and administrative expenses	6,697,857	5,444,920
Amortization	14,389	14,380
Total operating expenses	(6,879,853)	(5,712,216)
Other (expense) income	(14,670)	(1,287,444)
Net (loss)	$(6,864,145)	$(6,987,905)

Net Loss

Cardio’s net loss for the three months ended September 30, 2024 was $1,412,566 as compared to $1,932,382 for the three months ended September 30, 2023, a decrease of $519,816. The decrease in net loss was primarily the result of a decrease in interest expenses related to the sale and issuance of convertible debentures in 2023.

Cardio’s net loss for the nine months ended September 30, 2024 was $6,864,145 as compared to $6,987,905 for the nine months ended September 30, 2023, a decrease of $123,760. The decrease in net loss was primarily the result of a decrease in interest expense related to the sale and issuance of convertible debentures in 2023, offset by an increase in operating expenses and a decrease in other income resulting from the change in fair value of derivative liability.

Revenue

Cardio had $6,580 and $10,030 in revenue for the three months ended September 30, 2024 and 2023, respectively.

Cardio had $30,378 and $11,755 in revenue for the nine months ended September 30, 2024 and 2023, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended September 30, 2024 were $52,059 as compared to $34,067 for the three months ended September 30, 2023, an increase of $17,992. The overall increase was due to an increase in sales and marketing activity in the third quarter of 2024 due to tradeshow attendance.

Expenses related to sales and marketing for the nine months ended September 30, 2024 were $144,240 as compared to $115,226 for the nine months ended September 30, 2023, an increase of $29,014. The overall increase was due to an increase in sales and marketing activity in the second and third quarters of 2024 due to tradeshow attendance.

Research and Development

Research and development expenses for the three months ended September 30, 2024 were $5,247 as compared to $38,708 for the three months ended September 30, 2023, a decrease of $33,461. The decrease was attributable to the decrease in laboratory runs performed in the 2024 period on new product offerings in the pipeline as compared to laboratory runs performed in the same period in 2023.

Research and development expenses for the nine months ended September 30, 2024 were $23,367 as compared to $137,690 for the nine months ended September 30, 2023, a decrease of $114,323. The decrease was attributable to the decrease in laboratory runs performed in the 2024 period on new product offerings in the pipeline as compared to laboratory runs performed in the same period in 2023.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $1,353,439 as compared to $1,376,644 for the three months ended September 30, 2023, remaining relatively the same with a small decrease of $23,205.

General and administrative expenses for the nine months ended September 30, 2024 were $6,697,857 as compared to $5,444,920 for the nine months ended September 30, 2023, an increase of $1,252,937. The overall increase is primarily due to an increase in stock compensation expenses of $1,351,480 (mainly as a result of new stock options issued in the first quarter of 2024), offset by the decrease in D&O insurance expense.

Amortization

Amortization expense was $4,802 for the three months ended September 30, 2024 and 2023. Amortization expense for each period consisted of expense for intangible assets of $4,000 and patent costs of $802, respectively.

Amortization expense for the nine months ended September 30, 2024 was $14,389 as compared to $14,380 for the nine months ended September 30, 2023. The total amortization expense for the nine months ended September 30, 2024 is for intangible assets of $12,000 and patent costs of $2,389, respectively, as compared to $12,000 for intangible assets and $2,380 for patent costs for the nine months ended September 30, 2023.

Other income (expenses)

Total other expenses for the three months ended September 30, 2024, was $(3,599) as compared to $(488,191) for the three months ended September 30, 2023. The total other expenses for the three months ended September 30, 2024 consists of interest expense of $3,879 net of interest income of $280. The total other expenses for the three months ended September 30, 2023 consists of change in fair value of derivative liability of $31,033, interest expense of $570,385 offset by gain on extinguishment of debt of $112,944 and interest income of $283.

Total other expenses for the nine months ended September 30, 2024, was $(14,670) as compared to $(1,287,444) for the nine months ended September 30, 2023. The total other expenses for the nine months ended September 30, 2024 consists of interest expense of $15,513 net of interest income of $843. The total other expenses for the nine months ended September 30, 2023 consists of interest expense of $6,638,912 and loss on extinguishment of debt of $251,351 offset by change in fair value of derivative liability of $5,602,052 and interest income of $767.

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

Historically, our principal sources of liquidity have been proceeds from the issuance of equity. We entered into an At-the Market Sales Agreement with Craig-Hallum Capital Group LLC (“Craig-Hallum”) on January 26, 2024 (the “Sales Agreement”) under the terms of which we are able to sell up to $17.0 million of our Common Stock (the “ATM Offering”) from time to time and at our discretion. As of November 13, 2024, we have received an aggregate of $6,774,902 in gross proceeds from the ATM sales of 19,262,588 shares of Common Stock, and we have available up to $10,225,098 in future sales of our Common Stock that we may elect to make under the Sales Agreement. We have paid Craig-Hallum $169,373 in sales commissions as of November 13, 2024.

On February 2, 2024, we closed a private placement with seven accredited investors, whereby we issued a total of 561,793 units ("Units”), with each Unit consisting of (i) one share of our Common Stock and (ii) one six-year Common Stock purchase warrant having an exercise price of $1.78 per share, subject to adjustment (the "Private Placement”). The Private Placement resulted in the issuance to investors of 561,793 shares of Common Stock and 561,793 warrants in an unregistered offering of securities. The purchase price of the securities was $1.78 per Unit, resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We used the net proceeds from the Private Placement for working capital and general corporate purposes.

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

At our annual stockholders meeting in December 2023, we obtained stockholder approval to offer and sell up to $10,000,000 in securities (up to 50,000,000 shares of Common Stock, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events) in a transaction or series of transactions not involving a public offering. This authorization has expired. At our 2024 annual meeting scheduled for November 15, 2024, we plan to ask our stockholders to make available this potential future issuance of securities for a new three-month period together with the potential to obtain Nasdaq’s consent, which we cannot guarantee, for an additional three-month period thereafter, resulting in a possible six-month period to conduct a financing within the parameters of the stockholder authority, if granted. We currently have no specific plans for such future offering but believe having that option available provides our Board of Directors with added flexibility in meeting the Company’s liquidity needs.

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

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $1.78 (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.36 on November 12, 2024. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, which has been the case for a substantial period of time, we believe holders of any of our Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at September 30, 2024 totaled $1,982,590 as compared to $1,283,523 at December 31, 2023, an increase of $699,067. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months ended September 30,
	2024	2023
Net cash used in operating activities	$3,600,809	$3,986,498
Net cash used in investing activities	349,577	227,343
Net cash provided by financing activities	4,649,453	3,725,968

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2024 was $3,600,809 as compared to $3,986,498 for the nine months ended September 30, 2023. The cash used in operations during the nine months ended September 30, 2024 is a function of net loss of $6,864,145 adjusted for the following non-cash operating items: depreciation of $76,341, amortization of $115,632, $2,568,753 in stock-based compensation, an increase of $9,140 in accounts receivable, a decrease of $846,715 in prepaid expenses and other current assets, a decrease of $168,405 in accounts payable and accrued expenses and a decrease in lease liability of $166,560.

The cash used in operations during the nine months ended September 30, 2023 is a function of net loss of $6,987,905 adjusted for the following non-cash operating items: depreciation of $1,377, amortization of $48,426, $1,217,273 in stock based compensation, $6,612,298 in non-cash interest expense, and $251,351 for loss on extinguishment of debt offset by $5,602,052 in change in fair value of derivative liability, an increase of $350 in accounts receivable, a decrease of $876,066 in prepaid expenses and other current assets, an increase in deposits of $7,900, a decrease of $401,638 in accounts payable and accrued expenses and an increase in lease liability $6,556.

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2024 was $349,577 compared to $227,343 for the nine months ended September 30, 2023. The cash used in investing activities for the nine months ended September 30, 2024 was due to purchases of property and equipment of $211,127 and patent costs incurred of $138,450. The cash used in investing activities for the nine months ended September 30, 2023 was due to purchases of property and equipment of $38,610, payments for right of use asset of $21,352 and patent costs incurred of $167,381.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $4,649,453 as compared to $3,725,968 for the nine months ended September 30, 2023. This change was due to $5,178,453 in proceeds from the sale of common stock and warrants offset by $374,000 in payments pursuant to a finance agreement and $155,000 in payments of placement agent fees, all of which occurred during the nine months ended September 30, 2024. Cash provided by financing activities for the nine months ended September 30, 2023 was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount of $500,000, $390,000 in proceeds from exercise of warrants, offset by $849,032 payments of finance agreement and $315,000 in payments of placement agent fees during the nine months ended September 30, 2023.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has generated only nominal revenue since inception. The Company had a net loss of $6,864,145 for the nine months ended September 30, 2024 and an accumulated deficit of $21,232,525 at September 30, 2024. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to the Company’s Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Contractual Obligations

As of September 30, 2024, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2024.

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

Our Common Stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our Common Stock be at least $1.00 per share. On June 3, 2024, we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). As reported on our Current Report on Form 8-K dated June 7, 2024, we have an initial period of 180 calendar days, or until December 2, 2024 to regain compliance. Under certain circumstances, we may be granted an additional 180 days, or until May 29, 2025, to regain compliance. We anticipate seeking Nasdaq’s grant of the additional 180-day extension of the compliance deadline before December 2, 2024. If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period, if made available) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

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

Prager Metis, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanied our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. Disclosure in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources in this Form 10-Q reiterates this risk as of the third quarter of 2024. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our 2023 audited consolidated financial statements did not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. We anticipate that our principal sources of liquidity will only be sufficient to fund our activities over the next 12 months. In order to have sufficient cash to fund our operations beyond the next 12 months, we will need to raise additional equity over the next 12 months in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

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

On May 6, 2024, the FDA published a final rule amending the definition of an IVD device to include IVDs manufactured by a clinical laboratory. The final rule also announced the FDA’s intention to phase out its general enforcement discretion policy. On May 29, 2024, the American Clinical Laboratory Association filed a lawsuit against FDA in the Eastern District of Texas challenging the FDA’s agency authority to regulate LDTs. On August 19, 2024, the Association for Molecular Pathology filed a separate lawsuit in challenging FDA’s authority the Southern District of Texas. These lawsuits have been consolidated and briefing is expected to be completed by the end of 2024.The ultimate success of these lawsuits, or any future lawsuits that may be brought against the FDA challenging the LDT rule, is uncertain. It is also unclear whether a court would delay the implementation of the final rule while the litigation is ongoing, which means we may need to initiate steps to comply with the final rule even if it is ultimately overturned. Unless the rule is overturned by a court or Congress, the medical device requirements for most LDTs will be phased in beginning on May 6, 2025.

The requirements established in the Final Rule include premarket authorization for some LDTs (510(k) clearance, de novo authorization or premarket approval) performed by a laboratory, and postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. Certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review, which could be burdensome and expensive. FDA will similarly exercise enforcement discretion with respect to premarket clearance, de novo classification, or premarket approval requirements for LDTs approved by the New York State Clinical Laboratory Evaluation Program.

Compliance with these additional regulatory requirements will be time-consuming and expensive. If we are required to obtain premarket notification, de novo authorization or premarket approval for our existing tests, or for any future tests we may develop, we may be required to successfully complete analytical, pre-clinical and/or clinical studies beyond the studies we have already performed or planned to perform for our LDTs. These studies may be extensive and costly and may take a substantial period of time to complete. Any such studies may fail to generate data that meet the FDA’s requirements. The studies may also not be conducted in a manner that meets the FDA’s requirements, and therefore may not support the marketing application. There can be no assurance that the submission of such an application will result in a timely response by the FDA or a favorable outcome that will allow the test to be marketed. In addition, we may be forced to stop selling our tests or we may be required to modify claims for or make other changes to our tests while we work to obtain FDA clearance approval or de novo authorization. Our business may be adversely affected while such review is ongoing and if we are ultimately unable to obtain premarket clearance. de novo authorization or premarket approval.

Various bills have been introduced in Congress seeking to substantially revamp the regulation of both LDTs and IVDs, but no legislation has been enacted thus far.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated:

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

Cardio Diagnostics Holdings, Inc.

Date: November 13, 2024	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

