Form 10-K
period 2024-12-31
Cardio Diagnostics Holdings, Inc.
filed 2025-03-20
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2024

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

(855) 226-9991

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

As of June 30, 2024, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Capital Market on June 30, 2024) was approximately $10.7 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non- affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 20, 2025, there were 52,145,416 shares of common stock, par value $0.00001 issued and outstanding. Documents Incorporated by Reference: None.

i

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

 CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” "believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements such as the following:

•	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;
•	our limited operating history makes it difficult to evaluate our business and prospects;
•	the success, cost and timing of our product development and commercialization activities, including the degree to which Epi+Gen CHD™ and PrecisionCHD™, our currently-available tests, are accepted and adopted by patients, healthcare professionals and other participants in other key channels may not meet our current expectations;
•	changes in applicable laws or regulations could negatively impact our current business plans, in particular with respect to regulation of laboratory-developed tests;
•	we may be unable to obtain and maintain regulatory clearance or approval for our tests, and any related restrictions and limitations of any cleared or approved product could negatively impact our financial condition;
•	the pricing of our products and services and reimbursement for medical tests conducted using our products and services may not be sufficient to achieve our financial goals;
•	we may be unable to successfully compete with other companies currently marketing or engaged in the development of products and services that could serve the same or similar functions as our products and services;
•	the size and growth potential of the markets for our products and services, and our ability to serve those markets, either alone or in partnership with others may not meet our current expectations;
•	we may be unable to maintain our existing or future licenses, or manufacturing, supply and distribution agreements;
•	we may be unable to identify, in-license or acquire additional technology needed to develop new products or services;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing may not be accurate;
•	we may be unable to raise needed financing in the future on acceptable terms, if at all;
•	we may be unable to maintain our listing on The Nasdaq Stock Market;
•	the ongoing or future impact from the coronavirus disease or other global health crises could cause significant economic and social disruption, and such impact on our business is uncertain; and
•	there are other risks and uncertainties indicated in this prospectus or included in any prospectus supplement, including those under the section entitled “Risk Factors” that will be included in any prospectus supplement, and other filings that have been made or will be made with the SEC by us that could materially alter our current expectations.

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

Risks Related to Our Business, Industry and Business Operations

•	We have a limited operating history that makes it impossible to reliably predict future growth and operating results.
•	We have an unproven business model, have not generated significant revenues and can provide no assurance of generating significant revenues or operating profit.
•	The market for epigenetic tests is fairly new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our business plan.
•	The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•	If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.
•	The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•	Our growth strategy may not prove viable and expected growth and value may not be realized.
•	Our future growth could be harmed if we lose the services of our key personnel.
•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business and operating results will be harmed.
•	Our business depends on customers increasing their use of our existing and future products, and we may experience loss of customers or a decline in their use of our solutions.
•	We rely on a limited number of suppliers, contract manufacturers, and logistics providers, and our tests are currently performed by a single contract high complexity Clinical Laboratory Improvement Amendments (CLIA) laboratory.
•	We may be unable to scale our operations successfully.
•	As we grow the size of our organization, we may experience difficulties in managing this growth.
•	Our success depends upon our ability to adapt to a changing market and our continued development of additional tests and services.
•	Our Board of Directors may change our strategies, policies, and procedures without stockholder approval.
•	We may need to seek alternative business opportunities and change the nature of our business.
•	We may be subject to general litigation that may materially adversely affect us and our operations.
•	Our management expects to continue to devote substantial time to maintaining and improving its internal controls over financial reporting and the requirements of being a public company which may, among other things, strain our resources, divert management’s attention and affect our ability to accurately report our financial results and prevent fraud.

Risks Related to Our Intellectual Property

•	Certain of our core technology is licensed, and that license may be terminated if we were to breach our obligations under the license.
•	Our license agreement with University of Iowa Research Foundation (UIRF) includes a non-exclusive license of “technical information” that potentially could grant unaffiliated third parties access to materials and information considered derivative work made by us, which could be used by such licensees to develop competitive products.

Risks Related to Government Regulation

•	We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.
•	If the U.S. Food and Drug Administration (“FDA”) were to implement actively regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.
•	If our products do not receive adequate coverage and reimbursement from third-party payors, our ability to expand access to our tests beyond our initial sales channels will be limited and our overall commercial success will be limited.

Risks Related to Our Common Stock

•	The price of our Common Stock likely will be volatile like the stocks of other early-stage companies.
•	Because a substantial number of our currently outstanding shares of Common Stock are registered for resale, we may have difficulty raising additional capital when and if needed.
•	A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.
•	We have never paid dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.
•	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our stock price to decline.

Part I

Item 1.	Business

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

Cardio was formed to further develop and commercialize a series of products for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease (“CHD”), stroke, heart failure and diabetes, by leveraging our Artificial Intelligence (“AI”)-driven Integrated Genetic-Epigenetic Engine™. As a company, we aspire to give every American adult insight into their unique risk for various cardiovascular diseases. Cardio aims to become one of the leading medical technology companies for enabling improved prevention, detection, treatment and management of cardiovascular disease and associated co-morbidities. Cardio is transforming the approach to cardiovascular medicine from reactive to proactive and hopes to accelerate the adoption of Precision Cardiovascular Medicine for all. We believe that incorporating our solutions into routine clinical practice in and prevention efforts can help alter the trajectory that nearly one in two Americans is expected to develop some form of cardiovascular disease by 2035.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products.

As a company in the early stages of its development, the Company continuously reevaluates its business, the market in which it operates and potential new opportunities. The Company may seek other alternatives within the healthcare field in order to grow its business and increase revenues. Such alternatives may include, but not be limited to, combinations or strategic partnerships with other laboratory companies or with medical practices such as hospitalists or behavioral health.

Key recent developments include:

•	Increased revenue in 2024;

•	Recommended pricing for our two Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) codes from the American Medical Association, 0440U for PrecisionCHD™ and 0439U for Epi+Gen CHD™, at the Centers for Medicare and Medicaid Services’ (“CMS”) Clinical Laboratory Fee Schedule (CLFS) annual meeting;
•	Expanded the availability of our Epi+Gen CHD™ test to Family Medicine Specialists’ retail clinical location at Meijer Supercenter;
•	Received Medicare pricing determination from Centers for Medicare and Medicaid Services (CMS) for PrecisionCHD™ and Epi+Gen CHD™; and
•	We have entered into partnerships with seven new provider organizations. The new partners include specialized practices in Michigan, Illinois, Texas, Florida, California, and Connecticut, representing various medical specialties including concierge medicine, primary care, and precision medicine

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

To address this expected significant rise in human health and economic burdens, the United States healthcare market is seeking more efficient and effective methods to better prevent, detect, manage, and treat CVD. This same trend is playing out across developed nations around the globe as the burden of CVD continues to grow due to a rise in major risk factors such as obesity, poor diet and Type 2 diabetes.

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

There are several healthcare tailwinds that are driving this expected growth and are expected to support the large-scale adoption of our solutions:

•	The aging population: According to the Population Reference Bureau, by 2060, the number of Americans aged 65 and over is projected to more than double from 46 million to over 98 million. This demographic shift will result in increased demand for healthcare services in general and for CVD specifically because the risk for CVD increases with age. According to the AHA, the risk for CVD at age 24 is about 20% and more than doubles to 50% by age 45, with 90% of those over the age of 80 having some form of CVD.

•	The rise of chronic diseases: Chronic diseases such as heart disease, cancer, and diabetes are rising in the United States. The rise of these conditions is further driven by less-than-ideal lifestyle choices such as smoking, an unhealthy diet, and sedentary behavior. As a result, better predictive and diagnostic tools are needed to get ahead of these conditions alongside the need for improved treatment and management of these conditions.
•	The rise of costs associated with chronic diseases: Chronic diseases, including heart disease and cancer continue to drive up healthcare costs, placing a growing financial burden on employers, insurers, and the healthcare system at large. In the United States, the direct and indirect costs associated with CVD is expected to climb as prevalence increases. The financial strain is particularly evident in employer-sponsored health plans, where CVD is a leading driver of high-cost claims, absenteeism, and reduced productivity. As healthcare costs rise, self-insured employers, benefits consultants, payers, and providers are actively seeking cost-effective solutions to mitigate the impact of CVD. This includes early detection strategies, precision diagnostics, and personalized prevention programs that can identify at-risk individuals before costly acute events occur.
•	The shift to value-based care: The shift to value-based care drives healthcare providers to focus on quality rather than quantity of care. The shift to value-based care is a crucial driver of growth for Cardio because it incentivizes health care providers to focus on providing quality care rather than simply providing more care. Cardio believes providers can tackle the costliest and deadliest disease category with its solutions while reducing costs.
•	The growth of telemedicine: Driven largely by the COVID-19 pandemic, telemedicine is a growing trend in healthcare, as it allows patients to receive care from providers remotely. Remote, telemedicine-based preventative programs and tests can serve those who are already undergoing routine screening, but more importantly, expand reach to most Americans who currently are not receiving preventative healthcare, including rural and underserved populations. our evidence-based solutions can be deployed remotely, which is expected to further drive adoption by patients and clinicians.
•	The adoption of Artificial Intelligence (AI): AI is increasingly incorporated into many aspects of healthcare, including administrative tasks, diagnosis and treatment. AI has the potential to improve the quality of care while reducing costs. Machine learning, which is a type of AI, is instrumental to our cutting-edge solutions, powering their clinical performance and differentiating them from other technologies for CVD.
•	The rise of patient engagement: Thanks to technology, patients are becoming more engaged in their healthcare. They use online tools to research their conditions and treatments and are more likely to participate in their care. This includes demanding cutting-edge clinical tests that can help them better prevent chronic diseases such as CVD while improving the length and quality of life. As a result, healthcare providers and organizations that offer such services including our solutions are likely to have an edge over those who do not.

Our Strategy

•	Building compelling evidence. Our AI-driven Integrated Genetic-Epigenetic Engine™ enables rapid design, development, and launch of diagnostic solutions resulting from over a decade of research studies. Our solutions that result from this technology, including our Epi+Gen CHD™ test for coronary heart disease event risk assessment and PrecisionCHD™ for the earlier detection of coronary heart disease, were developed through rigorous studies that are peer-reviewed and published and others that are being prepared for peer-reviewed publication in collaboration with leading healthcare and research institutions. In addition to the superior sensitivity of the Epi+Gen CHD™ and PrecisionCHD™ tests, the evidence bases for both the PrecisionCHD™ and Epi+Gen CHD™ tests also include an economic case to drive a more holistic and compelling argument for adoption.

•	Engaging experts and key stakeholders. At Cardio, we understand that engaging experts and key healthcare stakeholders is critical to realizing our solutions’ full potential and ensuring that these solutions reach as many people as possible.

•	Prioritizing and executing strategic acquisitions. Our expertise at several intersections across biology, machine learning, lab assay development, and cardiovascular disease, provide an array of strategic acquisition opportunities to better serve the cardiovascular disease market by horizontally and vertically integrating across the cardiac care continuum.

•	Prioritizing payor coverage. We believe that to continue to grow the market traction of our solutions, it would require pursuing additional payor coverage. We are engaging the appropriate experts, building necessary evidence, and have a roadmap in place for this. As part of this priority, we are pursuing pilots and strategic collaborations. We expect that it will take six to twelve months to engage additional payors and potentially longer to secure additional coverage for our solutions.
•	Evaluating FDA pathway. Cardio is evaluating an FDA regulatory pathway to enable broader access to our tests.
•	Targeting multiple revenue channels. To ensure that our revenue stream is diversified, Cardio has and will continue to target multiple revenue channels for which our solutions have compelling value propositions. This strategy includes, but is not limited to providers, health systems, and employers.

•	Launching synergistic products. To more fully address cardiovascular health, Cardio is leveraging our AI-driven Integrated Genetic-Epigenetic Engine™ to develop a series of clinical tests for major types of cardiovascular disease and associated co-morbidities, including stroke, congestive heart failure and diabetes. We have also started to develop additional synergistic products other than new clinical blood tests. Our first such product, HeartRisk™, is a cardiovascular disease risk intelligence platform, designed to augment our clinical blood tests.

Our Technology

At the core of Cardio is our proprietary AI-driven Integrated Genetic-Epigenetic Engine™, an engine invented and built by three key employees/officers for over a decade. Our technology enables rapid design, development and launch of new diagnostic solutions through the identification of robust integrated genetic-epigenetic biomarkers and their translation into clinical tests for cardiovascular disease and associated co-morbidities. This Engine consists of multiple layers. It begins with genome-wide genetic (single nucleotide polymorphisms or SNPs), genome-wide epigenetic (DNA methylation) and clinical data points. Using high-performance computing, ML/AI techniques and deep domain expertise in medicine, molecular biology and engineering, a panel of SNP-DNA methylation biomarkers and mined, modeled and translated into standalone laboratory assays.

As a result, our products, which are clinical tests, consist of two components. The first is a laboratory component, which involves epigenetic DNA biomarkers. Genetic biomarkers (“SNPs”) represent an individual’s inherited risk for the disease, have been reported to drive less than 20% of the risk for cardiovascular disease (Hou, K et al, Aug 2019, Nature Genetics) and do not change with intervention (i.e., static). Epigenetic biomarkers (DNA methylation) represent an individual’s acquired risk for the disease that is influenced by lifestyle and environment which is a larger driver for cardiovascular risk compared to genetics, is largely confounded by genetics and has been shown to change over time with intervention or changes in one’s lifestyle and environment (i.e., dynamic). The second is an analytical component, which involves applying a proprietary interpretive predictive machine learning model to predict risk and provide personalized insights to help clinicians tailor patient management. The combination of biomarkers and predictive machine learning model is unique to each clinical test we develop.

Our Products and Services

We have and will continue to leverage our AI-driven Integrated Genetic-Epigenetic Engine™ to develop a series of clinical tests for cardiovascular disease. As of March 2025, we have leveraged this Engine to develop two clinical products: Epi+Gen CHD™ and PrecisionCHD™.

We believe that our first product, Epi+Gen CHD™, is the first epigenetics-based clinical blood test capable of assessing near-term (three-year) risk for a coronary heart disease (“CHD”) event, including heart attacks, and our second product, PrecisionCHD™, is the first epigenetics-based clinical blood test for the detection of CHD.

Both Epi+Gen CHD and PrecisionCHD are accompanied by our provider-facing Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto modifiable factors such as diabetes, hypertension, hypercholesterolemia, and smoking, known to be critical drivers of coronary heart disease.

CardioInnovate360™ is a research use only (RUO) solution we launched to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases.

In 2024, we launched our first software product, HeartRisk™. HeartRisk™ is a cardiovascular disease risk intelligence platform that combines insights from HIPAA-compliant anonymized and aggregated clinical cardiovascular data obtained through our Epi+Gen CHD™ and PrecisionCHD™ clinical blood tests, with industry and geographic data to enable real-time population-level cardiovascular disease (“CVD”) risk insights. These insights are customized for the stakeholder implementing our clinical solutions.

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

FRS and PCE are 10-year CVD risk calculators that aggregate common clinical variables such as cholesterol and diabetes, demographics and subjective, self-reported information such as smoking status. For the early detection of CHD, tests that are routinely used in a provider setting include stress echocardiograms. These tests have several limitations and are less effective for several reasons:

•	In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare (Dogan, Meeshanthini & Knight, Stacey & Dogan, Timur & Knowlton, Kirk & Philibert, Robert. (2021). External validation of integrated genetic-epigenetic biomarkers for predicting incident coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0123), we found that for predicting the three-year risk for a coronary heart disease event such as a heart attack, the average sensitivity of FRS and PCE was 44% in men and 32% in women. This means that for every 100 men and 100 women deemed "at-risk” for a coronary heart disease event, the test only correctly identifies 44 men and 32 women.
•	In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare and University of Iowa Hospitals and Clinics (Philibert, Robert & Dogan, Timur & Knight, Stacey & Ahmad, Ferhaan & Lau, Stanley & Miles, George & Knowlton, Kirk & Dogan, Meeshanthini. (2023). Validation of integrated genetic-epigenetic test for the assessment of coronary heart disease. Journal of American Heart Association. 12:e030934. DOI: 10.1161/JAHA.123.030934), we found that the overall average area under the curve, sensitivity, and specificity in three independent test cohorts for detecting coronary heart disease were 82%, 79%, and 76%, respectively.
•	In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare and University of Iowa Hospitals and Clinics (Philibert, Robert & Dogan, Timur & Knight, Stacey & Ahmed, Ferhaan & Lau, Stanley & Miles, George & Knowlton, Kirk & Dogan, Meeshanthini. (2023). Validation of an integrated genetic-epigenetic test for the assessment of coronary heart disease. Jounal of American Heart Association. 10.1161/JAHA.123.030934), we found that for predicting the presence of coronary heart disease, PrecisionCHD had an 80% sensitivity for men and 76% sensitivity for women.

•	The fasting requirement for current tests could be cumbersome for patients to comply, and the lack of fasting could affect test results.
•	The patient care plan that results from these tests generally lack personalization.
•	Lipid-based risk assessment tests depend on self-reported, subjective information such as smoking status from patients, and inaccurate information could affect the accuracy of test results.
•	Undergoing these tests requires an in-person clinic visit to collect blood samples and other necessary data points such as blood pressure, which may delay or prevent access to primary prevention, e.g., for those who are unable to make time for the visit, have transportation issues or live in rural areas are likely to delay primary prevention altogether. Similarly, to undergo a stress echocardiogram for instance, an in-person visit is required, and such a visit can take weeks to schedule that could delay care for patients especially if they are experiencing symptoms such as chest pain.

•	Commonly used risk assessment tests were also developed predominantly using data from men and therefore, may be less effective for women.

Epi+Gen CHD™ is the Only Epigenetics-based Clinical Test for Coronary Heart Disease Event Risk Assessment

Epi+Gen CHD™ is a scientifically backed clinical blood test that is based on an individual’s objective genetic and epigenetic DNA biomarkers for assessing the three-year risk for a coronary heart disease event such as a heart attack. In a peer-reviewed study done in collaboration with Intermountain Healthcare (Dogan, Meeshanthini & Knight, Stacey & Dogan, Timur & Knowlton, Kirk & Philibert, Robert. (2021). External validation of integrated genetic-epigenetic biomarkers for predicting incident coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0123), this test demonstrated a 76% and 78% sensitivity for men and women, respectively, for three-year CHD risk. This means that for every 100 men and 100 women deemed "at-risk” for a coronary heart disease event, the test correctly identifies 76 men and 78 women. In comparison, the average sensitivity of the Framingham Risk Score and the ASCVD Pooled Cohort Equation was found to be 44% and 32% for men and women, respectively. The performance of the test in this study was evaluated across two cohorts that were independent of each other. One cohort was used for the development of this test and the other was used to independently validate the performance of the test, showing Epi+Gen CHD™ to be approximately 1.7 times and 2.4 times more sensitive than the current lipid-based clinical risk estimators in men and women, respectively. In another peer-reviewed study focusing on the cost utility of Epi+Gen CHD™ (Jung, Younsoo & Frisvold, David & Dogan, Timur & Dogan, Meeshanthini & Philibert, Robert. (2021). Cost-utility analysis of an integrated genetic/epigenetic test for assessing risk for coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0021), this test was associated with up to $42,000 in cost savings per quality adjusted life year and improved survival compared to the ASCVD Pooled Cohort Equation. In another peer-reviewed study, (Philibert, Willem & Andersen, Allan & Hoffman, Eric & Philibert, Robert & Dogan, Meeshanthini. (2021). The reversion of DNA methylation at coronary heart disease risk loci in response to prevention therapy. Processes. 9, 699. https://doi.org/10.3390/pr9040699), DNA methylation of this test was shown to change within 90 days of intervention in the form of smoking cessation, demonstrating that this test could potentially also be leveraged to evaluate the effectiveness of interventions.

The blood-based version of this test was introduced for market testing in 2021 The pricing of the test varies based on factors such as organization type and test volume. The price of the test and revenue streams could change in the future depending on market forces and payor requirements, as well as on the customer and the region in which the test is being sold. We are continuing to build additional clinical and health economics evidence to pursue payor coverage. A key first step in expanding critical payor coverage is to have this test be assigned a CPT PLA code, and the American Medical Association awarded the Epi+Gen CHD™ a CPT PLA code, 0439U.

We believe that the Epi+Gen CHD™ test can benefit numerous healthcare stakeholders. For instance, we believe that this test will enable clinicians to identify patients at-risk in the near-term for CHD-related events, including a heart attack, and utilize actionable insights from this test to provide more personalized care for their patients to help prevent the event and improve outcomes. These actionable insights are conveyed via our provider-facing Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto pathways and modifiable drivers of coronary heart disease. In addition to clinicians, we believe that this test can enable healthcare organizations and payors to reduce the cost of care, and employers to understand and better manage business risks including healthcare costs. Insights for these stakeholders upon leveraging the Epi+Gen CHD™ test are provided via our new software product, HeartRisk™, which is a cardiovascular disease risk intelligence platform. The pricing for this platform will be customized based on the organization type and size, and use case.

PrecisionCHD™ is the Only Epigenetics-based Clinical Test for the Early Detection of Coronary Heart Disease

PrecisionCHD™ is a scientifically backed clinical blood test that is based on an individual’s objective genetic and epigenetic DNA biomarkers for the detection of coronary heart disease. In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare and University of Iowa Hospitals and Clinics (Philibert, Robert & Dogan, Timur & Knight, Stacey & Ahmad, Ferhaan & Lau, Stanley & Miles, George & Knowlton, Kirk & Dogan, Meeshanthini. (2023). Validation of integrated genetic-epigenetic test for the assessment of coronary heart disease. Journal of American Heart Association. 12:e030934. DOI: 10.1161/JAHA.123.030934), this test demonstrated an overall average area under the curve, sensitivity, and specificity in three independent test cohorts for detecting coronary heart disease of 82%, 79%, and 76%, respectively. The average sensitivity for men and women were 80% and 76%, respectively. This means that for every 100 men and 100 women deemed "to have” coronary heart disease, the test correctly identifies 80 men and 76 women. In comparison, the most commonly used and least invasive test for detecting coronary heart disease, exercise ECG, has a sensitivity of only 58%. The performance of the test in this study was evaluated across three cohorts that were independent of each other. One cohort was used for the development of this test and the other two were used to independently validate the performance of the test. Based on the known sensitivity of exercise ECG, PrecisionCHD™ is approximately 1.4 times and 1.3 times more sensitive than an exercise ECG in men and women, respectively, for detecting coronary heart disease. In another peer-reviewed study, (Broyles, Damon & Philibert, Robert. (2023). Precision epigenetics provides a scalable pathway for improving coronary heart disease care globally. Epigenomics. 10.2217/epi-2023-0233), the global scalability of PrecisionCHD was outlined in comparison to commonly used coronary heart disease tests such as exercise ECG and CCTA. Similar to the Epi+Gen CHD™ test, a peer-reviewed study was conducted to evaluate if the DNA methylation biomarkers of PrecisionCHD could be potentially leveraged to evaluate the effectiveness of interventions. In this peer-reviewed study, (Philibert, Robert & Moody, Joanna & Philibert, Willem & Dogan, Meeshanthini & Hoffman, Eric. (2023). The reversion of epigenetic signature of coronary heart disease in response to smoking cessation. Genes. 14, 1233. https://doi.org/10.3390/genes14061233), DNA methylation of this test was shown to change within 90 days of intervention in the form of smoking cessation.

The blood-based version of this test was introduced for market testing in 2023. The pricing of the test varies based on factors such as organization type and test volume. The American Medical Association awarded the PrecisionCHD™ a CPT PLA code, 0440U. The price of the test and revenue streams could change in the future depending on market forces and payor requirements, as well as on the customer and the region in which the test is being sold. We are continuing to build additional clinical and health economics evidence to pursue payor coverage.

We believe that the PrecisionCHD™ test can benefit numerous healthcare stakeholders. For instance, we believe that this test will enable clinicians to identify patients with CHD with a simple blood test and utilize actionable insights from this test to provide more personalized care for their patients to help improve outcomes. These actionable insights are conveyed via our provider-facing Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto modifiable factors such as diabetes, inflammation, hypercholesterolemia, and smoking, known to be critical drivers of coronary heart disease. In addition to clinicians, we believe that this test can enable healthcare organizations and payors to reduce the cost of care, and employers to understand and better manage business risks including healthcare cost. Insights for these stakeholders upon leveraging the PrecisionCHD™ test are provided via our new software product, HeartRisk™, which is a cardiovascular disease risk intelligence platform. The pricing for this platform will be customized based on the organization type and size, and use case.

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

We have completed a pre-submission with the FDA pertaining to our PrecisionCHD product and have received feedback from the FDA on that submission. We may complete additional pre- submissions to the FDA as we continue to evaluate FDA’s feedback and further develop our regulatory strategy. We have engaged outside expertise for this process.

Product Pipeline

In March 2023, we announced the debut of the PrecisionCHD™ test, our second clinical blood test for the detection of CHD. In May 2023, we launched CardioInnovate360™ a research-use- only (RUO) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, our first software product that is a cardiovascular disease risk intelligence platform. We have several other tests in our product pipeline at various stages of development for congestive heart failure, stroke and diabetes. However, as a company in the early stages of its development, we continuously reevaluate our business, the market in which we operate and potential new opportunities. We may modify our product pipeline, seek other alternatives within the healthcare field in order to grow the Company’s business and increase revenues. Such alternatives may include, but not be limited to, combinations or strategic partnerships with other laboratory companies or with medical practices such as hospitalists or behavioral health.

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

Our principal mission is to enable better detection of the presence and risk of major cardiovascular diseases through a series of clinical tests developed by leveraging our proprietary AI-driven Integrated Genetic-Epigenetic Engine™. Our initial product, Epi+Gen CHD™, is a highly sensitive and accessible clinical test for three-year coronary heart disease (“CHD”) event risk assessment, including risk for a heart attack. Our second product, PrecisionCHD™, is a highly sensitive and accessible clinical test for the detection of CHD.

Using data from the US Census Bureau, Cardio estimates that 146 million adults could potentially benefit from our Epi+Gen CHD™ test, 157 million adults for our PrecisionCHD test, 152 million adults for the congestive heart failure test, 153 million adults for the stroke test and 140 million adults for the diabetes test. The pricing of each of our tests may vary, but the US addressable market equates to $51 billion for Epi+Gen CHD™, assuming a pricing of $350/test, $134 billion for PrecisionCHD™, assuming a price of $850/test, $53 billion for congestive heart failure, assuming a pricing of $350/test, $53 billion for stroke, assuming a pricing of $350/test and $49 billion for diabetes, assuming a pricing of $350/test for a total US addressable market of $340 billion. This total addressable market evaluation also assumes that one patient could be tested with multiple tests, and each test is administered to each patient a single time in a year although some patients may benefit from being re-tested in less than a year.

Go-To-Market Strategy for Epi+Gen CHD™ and PrecisionCHD™

Our current go-to-market (“GTM”) strategy is predominantly a product-led innovation growth strategy that emphasizes enterprise-wide adoption across key healthcare sub-verticals with a particular emphasis on deeply centralized key opinion and health trend leaders like innovative providers, health systems, and employers. This strategy is augmented with a bottom-up consumer- led sales focused on directly acquiring and retaining savvy and health-conscious consumers interested in using the latest technologies to address their cardiovascular disease concerns.

Healthcare Sub-Vertical Priorities for Epi+Gen CHD™ and PrecisionCHD™

By assessing the risk for a heart attack early and/or detecting CHD early to potentially avert a heart attack, we believe that the clinical and economic utility of the Epi+Gen CHD™ and PrecisionCHD™ tests will support their commercial adoption. We believe that Epi+Gen CHD™ and PrecisionCHD™ can address a significant addressable market opportunity even before these tests are covered and reimbursed by payors. While we believe that such coverage and reimbursement would be necessary to gain widespread adoption, obtaining such coverage and reimbursement from federal and private payors may take several years, if it is obtained at all. We intend to focus on the following key channels as part of our GTM strategy:

•	Innovative Health Systems

As innovative health systems diversify their business models and care delivery pathways, there is a renewed emphasis on using precision medical technologies to better manage expensive and chronic conditions, including CHD. By assessing the risk for a CHD event including a heart attack before it occurs, Epi+Gen CHD™ has the potential to improve population health. We believe that the improved performance of our test compared to other risk calculators, coupled with evidence of cost savings and enhanced survival, will drive the adoption of Epi+Gen CHD™ by health systems to continue improving the health of their patients. Similarly, with PrecisionCHD™, innovative health systems are able to help test their patients detect CHD earlier with a simple blood test, potentially leading to better patient outcomes.

•	Physician-Directed Channels, Including Concierge Practices

Early adoption is driven by practices committed to innovation in medicine for patients who are more focused on preventive health and wellness and have the financial means to pay out-of- pocket for concierge subscription services. There is a convergence in innovative providers, health-conscious consumers, and best-in-class tests and technologies in concierge medicine practices or other similar practices to provide on-demand elite personalized and readily accessible healthcare. With an estimated 2,000 to 5,000 concierge practices in the United States, there is robust growth in high-end healthcare services with an equal demand for innovative diagnostic tools. Additionally, concierge practices are not price-sensitive, so reimbursement is not a top priority.

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

Manufacture/Supply Chain

The content of the sample collections kits for both Epi+Gen CHD™ and PrecisionCHD™ are identical, and we rely on third-party suppliers for kit contents required to collect and transport a blood sample to the lab for processing. These are commonly used supplies that are and can be sourced from multiple distributors. Upon sourcing these contents, they are assembled into lancet- based and vacutainer-based sample collection kits internally and fulfilled. We intend to maintain an inventory of fully assembled kits to meet expected demand for at least six months. However, since there are no particular or unique assembly protocols and assembly is handled internally, the lead time to assemble additional sample collection kits would be minimal after the contents are sourced.

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

Both the Epi+Gen CHD™ and PrecisionCHD™ clinical blood tests currently are offered as LDTs through an experienced laboratory with the appropriate Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification and state licensure. However, we are currently setting up an internal operational hub that includes a CLIA laboratory. We anticipate completing this process in 2025. However, we are moving at a measured pace in order to preserve resources, so the timing of completion of the internal CLIA laboratory could be delayed. We will continue to use the services of our outside laboratory without interruption until our laboratory is operational.

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

Our technology and products stem from over a decade of rigorous scientific research by the founding team in collaboration with other clinical and research experts from leading organizations. Our founding team consist of experts in machine learning approaches in healthcare and in epigenetics with highly-cited peer-reviewed publications. The technology and products are developed and validated with extensive clinical data. The key findings have been published after undergoing stringent independent third-party peer review.

•	Broad intellectual property portfolio protects our current and future products and their applications.

As of March 2025, our patent portfolio includes six patent families, which encompasses two issued patents in the U.S., as well as issued patents in United Kingdom, France, Germany, Italy, Switzerland, Ireland, Hong Kong, Australia, China, and India, four pending U.S. patent applications, two pending PCT International applications, and almost forty patent applications pending worldwide, and which are generally directed to methods and compositions for detecting biomarkers associated with cardiovascular disease and diabetes for diagnosis and other applications. In addition, we have extensive trade secrets and know-how, including algorithms and assay designs, that are critical for the continued development and improvement of our current and future products.

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

Genetic testing, both whole genome and more focused panel modalities, is the first type of biomarker assessment and is used by many clinicians to assess lifetime risk for CHD. However, whereas the scientific tenets for this approach are generally accepted, it does not identify when CHD might develop, and we believe that the relative power of this method for predicting CHD as compared to its Epi+Gen CHD™ test is limited. In addition, whereas the use of this test may divert revenues for testing, this approach is in some respects complementary, and it is conceivable that some clinicians may elect to get both forms of testing to have a more holistic assessment of both short term and lifetime risk.

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

Intellectual Property

We have made broad pending intellectual property (“IP”) claims with respect to the use of epigenetic and gene-methylation interactions for the assessment and monitoring of cardiovascular disease, specifically coronary heart disease, congestive heart failure and stroke, as well as diabetes. Our portfolio falls into six patent families. The members of these patent families have been filed in the United States and a number of foreign jurisdictions including Europe Union, Japan, India, Australia, United Arab Emirates, Saudi Arabia, Canada and China. U.S., Patent Nos. 11,414,704 and 12,043,869, titled Compositions and Methods for Detecting Predisposition to Cardiovascular Disease, were issued in 2022 and 2024, respectively, to the University of Iowa Research Foundation (“UIRF”), the co-inventors of which are Dr. Dogan and Dr. Philibert, our Chief Executive Officer and Chief Medical Officer, respectively. The original patent family also includes issued patents in Europe, China, Australia, India, and a number of other pending applications. We have a worldwide exclusive license agreement with UIRF. Under UIRF’s Inventions Policy, inventors are generally entitled to 25% of income from earnings from their inventions. Consequently, Dr. Dogan and Dr. Philibert will benefit from this policy.

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

The initial work on our AI-driven Integrated Genetic-Epigenetic Engine™ is derived from work done by our founders while at the University of Iowa. Follow-on work on our core technology also is derived from work done by our founders while at the University of Iowa but was furthered by our founders and Cardio’s Chief Technology Officer independent of the University of Iowa. The follow-on work is described in our second, third, fourth, fifth and sixth families of patent applications.

The initial work is described in the first family of patents and patent applications and is generally directed to a number of single nucleotide polymorphism (“SNP”) biomarkers and a number of methylation site biomarkers that are associated with the presence or the early onset of a number of cardiovascular diseases. The first family of patents and patent applications is owned solely by UIRF and is exclusively licensed by Cardio. As of March 2025, this family includes twelve granted patents and eight pending patent applications. Any and all patents issuing in this family will be solely owned by UIRF and, barring any changes to the UIRF exclusive license agreement, will fall under the exclusive license to Cardio.

The first family is generally directed to biomarkers associated with cardiovascular disease. This family includes two issued patents in the US as well as issued patents in the United Kingdom, France, Germany, Italy, Switzerland, Ireland, Hong Kong, Australia, China and India, and pending applications in Australia, Canada, China, Europe, Hong Kong, Japan, and the US. The issued claims in the original US patent and in Australia, China and India are directed to methods and/or compositions (e.g., kits) for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one single-nucleotide polymorphism (SNP) that use or include at least one primer for detecting the presence or absence of methylation in a particular region of the genome (referred to as cg12586707) and at least one primer for detecting the presence or absence of a SNP in a particular region of the genome (referred to as rs11597065). The issued claims in the EP patent are similarly directed to compositions (e.g., a kit) for determining the methylation status of at least one CpG dinucleotide and a genotype of at least one SNP that includes at least one primer that detects the presence or absence of methylation in a particular region of the genome (referred to as cg26910465) and at least one primer that detects a SNP in a particular region of the genome (referred to as rs10275666) or another SNP in linkage disequilibrium with the first SNP. The claims that issued in the second U.S. patent are directed to methods for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one SNP that includes at least one primer that detects the presence or absence of methylation in a particular region of the genome (referred to as cg11964099) and at least one primer that detects a SNP in a particular region of the genome (referred to as rs9988960). This family of patents is in-licensed under an exclusive license agreement with UIRF, and is expected to expire in 2037, absent any applicable patent term adjustments or extensions.

The second family is generally directed to biomarkers associated with diabetes. This family includes pending applications in the U.S., Australia, United Arab Emirates, Canada, China, Europe, Hong Kong, India, Japan, Saudi Arabia, and Singapore, with original claims directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of five different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of five different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending applications also included original claims to methods of determining the presence of biomarkers associated with diabetes, claims to a computer-readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one SNP. This family is co-owned by Cardio Diagnostics and UIRF, and the UIRF-owned portion is in-licensed under the same exclusive license agreement as the first family. Patents issuing from this second family are expected to expire in 2041, absent any applicable patent term adjustments or extensions.

The second family of patent applications is co-owned by UIRF and Cardio, since Cardio expanded on and further refined the original research that was done at the University of Iowa. The ownership of any and all patents that ultimately issue in this family will depend on the specific subject matter that is claimed in each issued patent. For example, depending upon the specific biomarkers claimed and when those biomarkers were identified (e.g., during the initial work at the University of Iowa or during the follow-on work at Cardio), ownership could lie solely with UIRF or Cardio, or ownership could be shared between UIRF and Cardio (e.g., if a claimed biomarker was initially identified at the University of Iowa and its significance with respect to diabetes was further refined by Cardio; or if one of the claimed biomarkers was identified at the University of Iowa and another one of the claimed biomarkers was identified at Cardio).

The third family is generally directed to biomarkers associated with predicting a three-year incidence of cardiovascular disease. This family includes applications pending in the U.S., Australia, United Arab Emirates, Canada, China, Europe, Hong Kong, India, Japan, Saudi Arabia, and Singapore, with original claims directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of three different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of five different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending applications also included original claims to methods of determining the presence of biomarkers associated with three-year incidence of cardiovascular disease, claims to a computer-readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of a SNP. This family of patents is owned exclusively by Cardio Diagnostics. Patents issuing from this third family are expected to expire in 2041, absent any applicable patent term adjustments or extensions.

The fourth family is generally directed to computer resources (e.g., a dashboard) designed by Cardio Diagnostics for use by their stakeholders (e.g., patients, physicians, researchers, insurance companies, etc.). The computer resources are designed to provide results as well as information and context related to Cardio Diagnostics tests and the specific biomarkers that are used. The pending claims are directed to methods of displaying relevant information including genetic marker test results as well as probability analysis (based on, e.g., the population, age, and/or gender of patients), and hyperlinks to relevant literature. The pending application also includes claims to computer-readable media containing instructions for performing such methods and computer systems for executing such instructions. This family currently includes an International PCT application and is solely owned by Cardio. Patents issuing from this fourth family are expected to expire in 2044, absent any applicable patent term adjustments or extensions.

The fifth family is generally directed to biomarkers associated with detecting cardiovascular disease. The pending claims are directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of six different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of ten different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending application also includes claims to methods of determining the presence of biomarkers associated with detecting cardiovascular disease, claims to a computer- readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of a SNP. This family currently includes an International PCT application, a U.S. utility application, and an Indian application and is solely owned by Cardio. Patents issuing from this fifth family are expected to expire in 2044, absent any applicable patent term adjustments or extensions.

The sixth family is generally directed to an algorithm that can be used to predict mortality based on the methylation status of at least one CpG dinucleotide and/or information obtained from cardio-imaging. The pending claims are directed to methods for predicting mortality based on the presence of cardiovascular disease that include obtaining epigenetic data and/or image data and generating an output that includes a mortality risk assessment for the subject. This family currently includes a pending US provisional application, which is owned solely by Cardio. Patents issuing from the sixth family are expected to expire in 2045, absent any applicable patent term adjustments or extensions.

The Exclusive License Agreement entered into with UIRF and those licenses granted under that license agreement terminate on the expiration of the patent rights licensed under the license agreement, unless certain proprietary, non-patented technical information is still being used by Cardio, in which case the license agreement will not terminate until the date of termination of such use. The licenses under the license agreement could terminate prior to the expiration of the licensed patent rights if we materially breach our obligations under the license agreement, including failing to pay the applicable license fees and any interest on such fees, and failing to fully remedy such breach within the period specified in the license agreement, or if we enter liquidation, have a receiver or administrator appointed over any assets related to the license agreement, or if we cease to carry on business, file for bankruptcy or if an involuntary bankruptcy petition is filed against Cardio.

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

State and Federal Regulatory Issues

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Clinical laboratories are required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress passed the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”), establishing more rigorous quality standards for all commercial laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease or the assessment of the health of human beings. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, validation, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third- party payers, for laboratory testing services. The Centers for Medicare & Medicaid Services (“CMS”) regulates laboratories that perform testing on individuals in the U.S. through CLIA.

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

Unless overturned by a court or Congress, or stayed or withdrawn by the new Administration, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs. Two lawsuits challenging FDA’s authority to regulate LDTs have been filed in federal court: the American Clinical Laboratory Association filed a lawsuit against FDA on May 29, 2024 in the Eastern District of Texas, while the Association for Molecular Pathology filed a lawsuit on August 19, 2024 in the Southern District of Texas. The ultimate success of these lawsuits, which were subsequently consolidated, or any future lawsuits that may be brought against the FDA challenging the LDT rule, is uncertain. It is also unclear whether a court would delay the implementation of the final rule while the litigation is ongoing, which means we may need to initiate steps to comply with the final rule even if it is ultimately overturned.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. FDA’s new LDT final rule may renew attention to the VALID Act or other legislation and may lead to the introduction of new proposals to limit the FDA’s regulatory authority. On July 12, 2024, the House Appropriations Committee issued a Report accompanying a FY 2025 appropriations bill in which it directed the FDA to suspend efforts to implement the LDT final rule and to continue working with Congress to modernize the regulatory approach for LDTs. This directive is not binding on the FDA.

The change in Administration and in Congress could significantly affect FDA’s ability to implement the final rule or to otherwise regulate LDTs. For example, the Department of Health and Human Services, which oversees FDA, could stay enforcement of the rule or seek to rescind the final rule, or could direct FDA to not regulate LDTs as medical devices. Separately, Congress could enact legislation aimed at preventing FDA from regulating LDTs and/or assigning oversight of LDTs to a different agency.

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

Federal and State Fraud and Abuse Laws

Healthcare Laws Generally

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which is collectively referred to as HIPAA, established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non- governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: "Healthcare Fraud” and "False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

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

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or "scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti- Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the U.S. Department of Health and Human Services Office of Inspector General, or OIG, has published safe-harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG.

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

Employees and Human Capital Resources

As of March 20, 2025 we had 13 full-time employees and two part-time employees. Three of our employees hold Ph.D. or M.D. degrees. We also engage contractors and consultants from time to time. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Corporation Information

Our corporate headquarters is located at 311 W. Superior St. Suite 444, Chicago IL. Our telephone number is (855) 226-9991 and our website address is cdio.ai. The information contained on, or that can be accessed through, our website is not incorporated by reference in this Annual Report on Form 10-K and does not form a part of this Annual Report on Form 10-K. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this registration statement.

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

We have generated only nominal revenue in 2023 and 2024, including $17,065 in revenue generated in 2023 and $34,890 in revenue generated in 2024. Our net losses totaled $8,376,834 and $8,383,453 for the years ended December 31, 2023 and 2024, respectively, and we have an accumulated deficit of $22,751,833 at December 31, 2024. We expect losses to continue as a result of our ongoing activities to increase the adoption of our products, to gain market recognition and acceptance of our products, to expand our marketing channels and otherwise position ourselves to grow our revenue opportunities, all of which will require hiring additional employees as well as other significant expenses. We are unable to predict when we will become profitable, and it is possible that we may never become profitable. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, which we expect to increase substantially as a public company, and on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If additional capital is not available when required, if at all, or is not available on acceptable terms, we could be forced to modify or abandon our current business plan.

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

Our results of operations and key metrics discussed elsewhere in this Annual Report on Form 10-K may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

•	the level of demand for our tests and services, which may vary significantly from period to period;

•	our ability to attract new customers, whether patients or strategic channel partners or other customers;

•	the timing of recognition of revenues;

•	the amount and timing of operating expenses;

•	general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID- 19 pandemic and/or the military conflict between Russia and Ukraine;

•	the timing of our billing and collections;

•	adoption rates by participants in our key channels;

•	increases or decreases in the number of patients, providers and organizations that use our tests or pricing changes upon any signing and renewals of agreements with healthcare sub-vertical channel partners;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new offerings by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, practitioners, clinics or outsourcing facilities; extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;

•	the impact of new accounting pronouncements and the adoption thereof;

•	fluctuations in stock-based compensation expenses;

•	expenses in connection with mergers, acquisitions or other strategic transactions;

•	changes in regulatory and licensing requirements;

•	the amount and timing of expenses related to our expansion to markets outside the United States; and

•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

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

While we have implemented and is continuing to implement procedures and safeguards that are designed to prevent security breaches and cyber attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information.

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

We may be unable to manage our growth.

Currently, we have less than 16 full and part-time employees. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls and information systems to accurately forecast sales demand, to manage our operating costs, manage our marketing programs in conjunction with an emerging market, and attract, train, motivate and manage our employees effectively. Our growth strategy will place significant demands on our management team and our financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve its financial, administrative and other resources. If management fails to manage the expected growth, our results of operations, financial condition, business and prospects could be adversely affected. In addition, our growth strategy may depend on effectively integrating future entities, which requires cooperative efforts from the managers and employees of the respective business entities. If we are unable to respond to and manage changing business conditions, or the scale of our operations, then the quality of our products and services, our ability to retain key personnel, and our business could be harmed, which in turn, could adversely affect our results of operations, financial condition, business and prospects.

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

The initial work on our core technology is derived from work done by our founders while at the University of Iowa, around which there is currently a family of patent applications, the rights of which are owned by the University of Iowa Research Foundation (UIRF) and exclusively licensed to us. In addition, certain follow-on work on our core technology also is derived from work done by our founders while at the University of Iowa but was furthered by our founders. Therefore, certain follow-on work is co-owned by UIRF and us, and exclusively licensed to us under the license agreement with UIRF. That license agreement and those licenses granted under the license agreement terminate on the expiration of the patent rights licensed under the license agreement, unless certain proprietary, non-patented technical information is still being used by us, in which case the license agreement will not terminate until the date of termination of such use. The licenses under the license agreement could terminate prior to the expiration of the licensed patent rights if we materially breach our obligations under the license agreement, including failing to pay the applicable license fees and any interest on such fees, and if we fail to fully remedy such breach within the period specified in the license agreement, or if we enter liquidation, have a receiver or administrator appointed over any assets related to the license agreement, or cease to carry on business, or file for bankruptcy or if an involuntary bankruptcy petition is filed against us. The license agreement can also be terminated by either party as a result of any material breach of the license which is not remedied within 30 days after receiving written notice thereof or by UIRF as a result of any breach of the license which has not been cured within 90 days after UIRF provides written notice of such breach.

Some of our technologies incorporate “open-source” software or other similar licensed technologies, which could become unavailable or subject us to increased costs, delays in production or assessment or litigation.

In order to provide our products, we currently use a variety of technologies including, for example, genotyping, digital methylation assessment and data processing technologies owned by third parties. The terms of these agreements, and any other “open source” software agreements we may rely upon in the future, are subject to change without notice and may increase our costs. Moreover, our failure to comply with the terms of one or more of these agreements could expose us to business disruption because the license may be terminated automatically due to non- compliance.

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

In addition, the wide availability of open-source code used in our current and future products could expose us to security vulnerabilities. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation that could be costly to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our existing or future proprietary source code. Responding to any infringement or noncompliance claim by an open-source vendor, regardless of its validity, discovering certain open-source software code in our products, or a finding that we have breached the terms of an open- source software license, could harm our business, results of operations and financial condition. In each case, we would be required to either seek licenses to software or services from other parties and redesign our products to function with such other parties’ software or services or develop these components internally, which would result in increased costs and could result in delays to product launches. Furthermore, we might be forced to limit the features available in our current or future solutions. If these delays and feature limitations occur, our business, results of operations and financial condition could be adversely affected.

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

The U.S. Food and Drug Administration’s ("FDA’s”) newly-issued rule for laboratory developed tests ("LDTs”), which will be phased in over a period of four years, will significantly change the regulatory landscape for LDTs. Unless the rule is overturned by a court or Congress, our currently marketed LDTs and those we develop in the future will be subject to new requirements which may include, for some tests, premarket clearance, de novo authorization or premarket approval. We will incur substantial costs and delays associated with complying with the new rule.

We believe our Epi+Gen CHD™ and PrecisionCHD™ tests are LDTs. The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing

The FDA has historically taken the position that it has the authority to regulate LDTs as in-vitro diagnostics ("IVDs”) under the Federal Food, Drug, and Cosmetic Act ("FDC Act”), although it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo authorization or clearance of LDTs, it has generally chosen not to enforce those requirements.

On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. Pursuant to the rule LDTs, i.e., tests designed, manufactured, and used within a single CLIA-certified high complexity laboratory, are medical devices subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act. The final rule also announced FDA’s intention to apply its medical device requirements to LDTs. Under the final rule, all LDTs, unless subject to a specific exemption, will be subject to premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. FDA intends to phase in these requirements beginning May 6, 2025. The final rule states that certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review. FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (“NYS-CLEP”).

Unless overturned by a court or Congress, or stayed or withdrawn by the new Administration, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs. Two lawsuits challenging FDA’s authority to regulate LDTs have been filed in federal court: the American Clinical Laboratory Association filed a lawsuit against FDA on May 29, 2024 in the Eastern District of Texas, while the Association for Molecular Pathology filed a lawsuit on August 19, 2024 in the Southern District of Texas. The ultimate success of these lawsuits, which were subsequently consolidated, or any future lawsuits that may be brought against the FDA challenging the LDT rule, is uncertain. It is also unclear whether a court would delay the implementation of the final rule while the litigation is ongoing, which means we may need to initiate steps to comply with the final rule even if it is ultimately overturned.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. FDA’s new LDT final rule may renew attention to the VALID Act or other legislation and may lead to the introduction of new proposals to limit the FDA’s regulatory authority. On July 12, 2024, the House Appropriations Committee issued a Report accompanying a FY 2025 appropriations bill in which it directed the FDA to suspend efforts to implement the LDT final rule and to continue working with Congress to modernize the regulatory approach for LDTs. This directive is not binding on the FDA.

The change in Administration and in Congress could significantly affect FDA’s ability to implement the final rule or to otherwise regulate LDTs. For example, the Department of Health and Human Services, which oversees FDA, could stay enforcement of the rule or seek to rescind the final rule, or could direct FDA to not regulate LDTs as medical devices. Separately, Congress could enact legislation aimed at preventing FDA from regulating LDTs and/or assigning oversight of LDTs to a different agency.

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

We currently do not have broad-based coverage and reimbursement for the Epi+Gen CHD™ and PrecisionCHD™ tests. However, our strategy is to expand access to our tests by pursuing coverage and reimbursement by third-party payors, including government payors. Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers, and government healthcare programs, such as Medicare and Medicaid in the United States and similar programs in other countries, for the types of risk assessment and detection tests we perform can be limited and uncertain. Healthcare providers may not order our products unless third-party payors cover and provide adequate reimbursement for a substantial portion of the price of the products. If we are not able to obtain adequate coverage and an acceptable level of reimbursement for our products from third-party payors, there could be a greater co-insurance or co- payment obligation for any individual for whom a test is ordered. The individual may be forced to pay the entire cost of a test out-of-pocket, which could dissuade physicians from ordering our products and, if ordered, could result in delay in or decreased likelihood of collection of payment.

Medicare is the single largest U.S. payor and a particularly important payor for many cardiac-related laboratory services, given the demographics of the Medicare population. Generally, traditional Medicare fee-for-service will not cover screening tests that are performed in the absence of signs, symptoms, complaints, personal history of disease, or injury except when there is a statutory provision that explicitly covers the test. Epi+Gen CHD™ could be considered a screening test under Medicare and, accordingly, may not be eligible for traditional Medicare fee-for- service coverage and reimbursement unless we pursue substantial additional measures, which would require significant investments, and may ultimately be unsuccessful or may take several years to achieve.

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

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a product is appropriate, medically necessary, and cost- effective. Each payor will make its own decision as to whether to establish a policy or enter into a contract to cover our products and the amount it will reimburse for such products. Obtaining approvals from third-party payors to cover our products and establishing adequate coding recognition and reimbursement levels is an unpredictable, challenging, time-consuming, and costly process, and we may never be successful. If third-party payors do not provide adequate coverage and reimbursement for our products, our ability to succeed commercially will be limited.

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

We outsource important aspects of the storage and transmission of customer and customer personnel information, and thus rely on third parties to manage functions that have material cyber- security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle customer and customer personnel information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure investors that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient’s proprietary and protected health information.

In addition, U.S. states are adopting new laws or amending existing laws and regulations, requiring attention to frequently changing regulatory requirements applicable to data related to individuals. For example, California has enacted the California Consumer Privacy Act (“CCPA”). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and customer base, the CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (“CPRA”), which was approved by California voters in the election in November 2020, created obligations relating to consumer data with implementing regulations that, although delayed, did take effect during 2024. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, other U.S. states continue to propose, and in certain cases adopt, privacy-focused legislation such as Colorado, Virginia, Utah and Connecticut. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our tests and services.

Our business model contemplates that we will store, process and transmit both public data and our customers’ and customer personnel’s private data. Our customers may store and/or transmit a significant amount of personal or identifying information through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self- regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

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

General Risks Affecting Our Company

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide, including the re-emergence of the novel strain of coronavirus disease, COVID-19, could adversely affect our business.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

We have filed, and the SEC has declared effective, registration statements covering (i) the resale of Common Stock underlying Public Warrants issued in the Company’s initial public offering and a substantial number of shares of Common Stock and shares underlying warrants issued in private placements we completed prior to our Business Combination; (ii) up to $17 million in securities on a shelf registration statement that was used for an at-the-market offering of up to $17 million; (iii) up to $9,476,508 in securities on a shelf registration statement that we are currently using for an at-the-market offering of up to $9,476,508; and (iii) a registration statement on Form S-8 covering our 2022 Equity Incentive Plan. Public sales of securities can continue to be made under these registration statements. We also plan to file a registration statement covering the resale of Common Stock and shares underlying warrants that we recently sold in a private placement. In addition, all of the shares we issued in the Business Combination to holders of Legacy Cardio securities are available for resale under Rule 144 without restriction, subject to certain limitations that apply to our affiliates.

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

On January 26, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Sales of our Common Stock pursuant to the Sales Agreement were made under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725) declared effective by the SEC on February 1, 2024 and will be made under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775) declared effective by the SEC on February 14, 2025. As of March 20, 2025, we have sold 30,959,434 shares of our Common Stock under the Sales Agreement and may sell up to $9,476,508 of our Common Stock through Craig-Hallum under the Sales Agreement.

As of March 20, 2025, we have Warrants outstanding to purchase 8,528,766 shares of our Common Stock. We will also have the ability to initially issue an aggregate of 4,325,974 shares of our Common Stock under the Cardio Equity Incentive Plan, of which 3,594,202 options have been granted and are currently exercisable and 387,327 RSUs have been granted. To the extent Warrants and options are exercised, and RSUs vest, additional shares of Common Stock could be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Common Stock.

At a special meeting of stockholders held on November 15, 2024, our stockholders approved the future issuance of shares of Common Stock and/or securities convertible into or exercisable for Common Stock equal to 20% or more of the Common Stock outstanding in one or more non-public transactions as required by Nasdaq Marketplace Listing Rule 5635(d) (the "Share Issuance Proposal”). Any non-public financing transaction undertaken in connection with this approval will be conducted within the parameters set forth in the Share Issuance Proposal described in the proxy statement for the Annual Meeting.

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

The exercise prices of our currently outstanding Warrants range from a high of $11.50 to a low of $1.78 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore, the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.4630 per share on March 17, 2025. If the trading price for our Common Stock is less than the applicable exercise price of our Warrants, we believe holders of those Warrants will be unlikely to exercise their Warrants.

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

Our Common Stock is listed on The Nasdaq Capital Market ("Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our Common Stock be at least $1.00 per share. On June 3, 2024 (the "First Nasdaq Bid Price Letter”), we received a letter from Nasdaq indicating that, for the previous 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until December 2, 2024, to regain compliance. As reported on our Current Report on Form 8-K dated December 4, 2024, Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance (the "Second Compliance Period”). As of the date of this report the Common Stock has not regained compliance with the Minimum Bid Price Requirement. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the end of the Second Compliance Period in order to timely regain compliance. If we fail to regain compliance with the minimum bid requirement within the extended cure period, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

If Nasdaq delists our shares of Common Stock and Public Warrants for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a "penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Holders

As of March 20, 2025, there were 42 holders of record of our common stock and six holders of record of our Public Warrants and Sponsor Warrants. In addition, we have approximately 74 holders of private placement warrants, the majority of which have been registered for resale on a registration statement on Form S-1 that the SEC declared effective on January 24, 2023.

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

Warrants

As of March 20, 2025, there were 8,528,766 warrants outstanding for the purchase of Company Common Stock. Refer to Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to outstanding warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11, “Executive Compensation,” for information about securities authorized for issuance under the Company’s equity compensation plan.

Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2024 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

We do not currently have any plans under which the Company is able to repurchase shares of our equity securities from our stockholders.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP as discussed in Note 2 – Merger Agreement and Reverse Recapitalization, the consolidated financial statements of Cardio Diagnostics, Inc., a Delaware corporation and our wholly owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the two years in the period ended December 31, 2024 and the related notes included in Part II, Item 8 of this Annual Report.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instance as long as 14 months, Cardio was able to increase the reach of its solutions in 2024, generating revenue from provider organizations and has continued the development of a more robust sales and partnership pipeline. To further increase reach and potentially accelerate partnerships and sales cycles, more seasoned sales personnel in the provider and employer verticals were hired. In addition to increased revenue and number of tests in 2024 compared to 2023, other key developments in 2024 and recently, include:

•	Recommended pricing for our two Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) codes from the American Medical Association, 0440U for PrecisionCHD™ and 0439U for Epi+Gen CHD™, at the Centers for Medicare and Medicaid Services’ (“CMS”) Clinical Laboratory Fee Schedule (CLFS) annual meeting;

•	Expanded the availability of our Epi+Gen CHD™ test to Family Medicine Specialists’ retail clinical location at Meijer Supercenter;

•	Received Medicare pricing determination from Centers for Medicare and Medicaid Services (CMS) for PrecisionCHD™ and Epi+Gen CHD™; and

•	We have entered into partnerships with seven new provider organizations. The new partners include specialized practices in Michigan, Illinois, Texas, Florida, California, and Connecticut, representing various medical specialties including concierge medicine, primary care, and precision medicine.

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

Recent Developments

At the Market Sales Agreement

On January 26, 2024, the Company entered into the Sales Agreement with Craig-Hallum. Pursuant to the Sales Agreement, the Company may sell, at its option, shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725), declared effective by the SEC on February 1, 2024 (the “Initial Registration Statement”), and will be made pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775), declared effective by the SEC on February 14, 2025 (the “Additional Registration Statement”). Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

As of March 20, 2025, the Company sold 30,959,434 shares of its Common Stock under the Sales Agreement resulting in proceeds to the Company of $14,681,556, net of offering costs. The Company has paid Craig-Hallum $376,450 in sales commissions. As of March 20, 2025, the Company has not sold any additional shares of Common Stock under the Additional Registration Statement.

Recent Regulatory Developments

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

Unless overturned by a court or Congress, or stayed or withdrawn by the new Administration, the final rule will substantially increase costs and regulatory burdens for many clinical laboratories in ways that may adversely affect their ability to develop, perform, and offer LDTs. Two lawsuits challenging FDA’s authority to regulate LDTs have been filed in federal court: the American Clinical Laboratory Association filed a lawsuit against FDA on May 29, 2024 in the Eastern District of Texas, while the Association for Molecular Pathology filed a lawsuit on August 19, 2024 in the Southern District of Texas. The ultimate success of these lawsuits, which were subsequently consolidated, or any future lawsuits that may be brought against the FDA challenging the LDT rule, is uncertain. It is also unclear whether a court would delay the implementation of the final rule while the litigation is ongoing, which means we may need to initiate steps to comply with the final rule even if it is ultimately overturned.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. FDA’s new LDT final rule may renew attention to the VALID Act or other legislation and may lead to the introduction of new proposals to limit the FDA’s regulatory authority. On July 12, 2024, the House Appropriations Committee issued a Report accompanying a FY 2025 appropriations bill in which it directed the FDA to suspend efforts to implement the LDT final rule and to continue working with Congress to modernize the regulatory approach for LDTs. This directive is not binding on the FDA.

The change in Administration and in Congress could significantly affect FDA’s ability to implement the final rule or to otherwise regulate LDTs. For example, the Department of Health and Human Services, which oversees FDA, could stay enforcement of the rule or seek to rescind the final rule, or could direct FDA to not regulate LDTs as medical devices. Separately, Congress could enact legislation aimed at preventing FDA from regulating LDTs and/or assigning oversight of LDTs to a different agency.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
Revenue	2024	2023
Revenue	$34,890	$17,065

Operating Expenses
Sales and marketing	182,446	158,514
Research and development	29,125	145,182
General and administrative expenses	8,169,458	6,936,646
Amortization	19,738	19,182
Total operating expenses	(8,400,767)	(7,259,524)
Other (expense) income	(17,576)	(1,134,375)
Net (loss)	$(8,383,453)	$(8,376,834)

Cardio’s net loss for the year ended December 31, 2024, was $8,383,453 as compared to $8,376,834 for the year ended December 31, 2023, an increase of $6,619 primarily as a result of an increase in General and Administrative expenses.

Revenue

Cardio has earned only nominal revenue since inception. Revenue for the year ended December 31, 2024, was $34,890 compared to $17,065 for the year ended December 31, 2023.

Sales and Marketing

Expenses related to sales and marketing for the year ended December 31, 2024, were $182,446 as compared to $158,514 for the year ended December 31, 2023, an increase of $23,932. The overall increase was due to an increase in sales and marketing activity in 2024 due to tradeshow attendance.

Research and Development

Research and development expense for the year ended December 31, 2024, was $29,125 as compared to $145,182 for the year ended December 31, 2023, a decrease of $116,057. The decrease was attributable to the decrease in laboratory runs performed in 2024 on new product offerings in the pipeline as compared to laboratory runs performed in 2023.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024, were $8,169,458 as compared to $ $6,936,646 for the year ended December 31, 2023, an increase of $1,232,812.  The overall increase is primarily due to an increase in stock compensation expenses (mainly as a result of new stock options issued in the first quarter of 2024), offset by the decrease in D&O insurance expense.

Amortization

Amortization expense for the year ended December 31, 2024, was $19,738, as compared to $19,182 for the year ended December 31, 2023. The total amortization expense for the year ended December 31, 2024 includes the amortization of intangible assets of $16,000 and patent costs of $3,738, respectively, as compared to $16,000 for intangible assets and $3,182 for patent costs for the year ended December 31, 2023.

Other income (expenses)

Total other expenses for the year ended December 31, 2024, was $(17,576) as compared to $(1,134,375) for the year ended December 31, 2023. The total other expenses for the year ended December 31, 2024 consists of interest expense of $18,640 net of interest income of $1,064. The total other expenses for the year ended December 31, 2023 consists of interest expense of $6,735,013 offset by gain on extinguishment of debt of $193,350, change in fair value of derivative liability of $5,406,220 and interest income of $1,068.

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

On January 26, 2024, we entered into the Sales Agreement with Craig-Hallum. Pursuant to the Sales Agreement, we may sell, at our option, shares of our Common Stock through Craig-Hallum, as sales agent. Sales of our Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under the Initial Registration Statement, and will be made pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Additional Registration Statement.

As of March 20, 2025, we sold 30,959,434 shares of our Common Stock under the Sales Agreement resulting in proceeds to us of $14,681,556, net of offering costs. The Company has paid Craig-Hallum $376,450 in sales commissions. As of March 20, 2025, the Company has not sold any additional shares of Common Stock under the Additional Registration Statement.

On February 2, 2024, we closed a private placement with seven accredited investors, whereby we issued a total of 561,793 units ("Units”), with each Unit consisting of (i) one share of our Common Stock and (ii) one six-year Common Stock purchase warrant having an exercise price of $1.78 per share, subject to adjustment (the "Private Placement”). The Private Placement resulted in the issuance to investors of 561,793 shares of Common Stock and 561,793 warrants in an unregistered offering of securities. The purchase price of the securities was $1.78 per Unit, resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We used the net proceeds from the Private Placement for working capital and general corporate purposes. We have subsequently registered the Private Placement Common Stock and the Common Stock issuable upon the exercise of the Private Placement Warrants on a registration statement on Form S-1 that was declared effective by the SEC on December 3, 2024.

We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and grow our business. We expect that our primary cash needs in 2025 and for the foreseeable future will be for funding day-to-day operations and working capital requirements, funding our growth strategy, paying the setup expenses of our internal laboratory and paying expenses incurred in connection with our ongoing FDA submission activities. We explore our financing options on an ongoing basis. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction. We expect that for the remainder of 2025, we will rely primarily on the ongoing ATM Offering, provided that market conditions are favorable.

At our annual stockholders meetings in December 2023 and November 2024, we obtained stockholder approval to offer and sell up to $10,000,000 in securities (up to 50,000,000 shares of Common Stock, subject to adjustment for stock splits, reverse stock splits and other similar recapitalization events) in a transaction or series of transactions not involving a public offering for a three-month period together with the potential to obtain Nasdaq’s consent, which we cannot guarantee, for an additional three-month period thereafter, resulting in a possible six-month period to conduct a financing within the parameters of the stockholder authority, if granted. We currently have no specific plans for such an offering but believed having that option available provided our Board of Directors with added flexibility in meeting the Company’s liquidity needs.

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

Working capital requirements are expected to increase in line with the growth of the business. We have no lines of credit or other bank financing arrangements. We anticipate that our principal sources of liquidity, including existing funds and issuances of equity and/or debt, will be sufficient to fund our activities over the next 12 months. In order to have sufficient cash to fund our operations beyond the next 12 months and grow our business, we will need to raise additional funds through the issuance of equity and/or debt. We cannot provide any assurance that we will be successful in doing so.

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

The exercise prices of our currently outstanding warrants range from a high of $11.50 to a low of $1.78 (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $0.4630 on March 17, 2025. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding Warrants, which has been the case for a substantial period of time, we believe holders of any of our Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money prior to their respective expiration dates, and as such, the Warrants may expire worthless, and we may receive no proceeds from the exercise of Warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of Warrants. However, we will use any cash proceeds received from the exercise of Warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of Warrant exercises and the merit of including potential cash proceeds from the exercise of the Warrants in our future liquidity projections.

Cash at December 31, 2024 totaled $7,827,487 as compared to $1,283,523 at December 31, 2023, an increase of $6,543,964. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	2024	2023
Net cash used in operating activities	$4,993,104	$5,672,175
Net cash used in investing activities	404,190	794,291
Net cash provided by financing activities	11,941,258	3,632,468

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2024, was $4,993,104, as compared to $5,672,175 for the year ended December 31, 2023. The cash used in operations during the year ended December 31, 2024, is a function of net loss of $8,383,453, adjusted for the following non-cash operating items: depreciation of $113,777, amortization of $162,568, and stock based compensation of $2,591,168. Operating assets and liabilities fluctuated as follows: an increase in accounts receivable of $13,652, a decrease of $915,969 in prepaid expenses and other current assets, a decrease of $155,552 in accounts payable and accrued expenses and a decrease in lease liability of $223,929.

The cash used in operations during the year ended December 31, 2023, is a function of net loss of $8,376,834, adjusted for the following non-cash operating items: depreciation of $3,790, amortization of $107,830, stock based compensation of $1,279,273, and non-cash interest expense of $6,704,522, offset by a change in fair value of derivative liability of $5,406,220, and a gain on extinguishment of debt of $193,350. Operating assets and liabilities fluctuated as follows: an increase in accounts receivable of $4,960, a decrease of $758,669 in prepaid expenses and other current assets, an increase in deposits of $7,900, a decrease of $781,500 in accounts payable and accrued expenses and an increase in lease liability of $244,505.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2024, was $404,190 compared to $794,291 for the year ended December 31, 2023. The cash used in investing activities for the year ended December 31, 2024, was due to $214,765 for purchase of property and equipment and $189,425 in patent costs incurred. The cash used in investing activities for the year ended December 31, 2023, was due to $575,663 for purchase of property and equipment, $21,352 payments for right of use asset and $197,276 in patent and trademark costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2024, was $11,941,258 as compared to $3,632,468 for the year ended December 31, 2023. This change was due to $12,546,949 in proceeds from the sale of common stock and warrants offset by $450,691 in payments pursuant to a finance agreement, and $155,000 in payments of placement agent fees during the year ended December 31, 2024. Cash provided by financing activities for the year ended December 31, 2023 was due to $4,500,000 in proceeds from convertible notes payable, net of original issue discount of $500,000, $390,000 in proceeds from exercise of warrants, offset by $942,532 in payments of finance agreement and $315,000 in payments of placement agent fees during the year ended December 31, 2023.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2024.

Contractual Obligations

As of December 31, 2024, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S- 4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement effective on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and believes that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Annual Report on Form 10-K, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition.

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

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 3, 2024, Cardio Diagnostics Holdings, Inc. (the “Company”) received a letter (the “First Nasdaq Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of the Company’s common stock (the “Common Stock”) had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until December 2, 2024, to regain compliance. On December 4, 2024 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance (the “Second Compliance Period”). The determination is based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the end of the Second Compliance Period in order to timely regain compliance. As of the date of this report the Common Stock has not regained compliance with the Minimum Bid Price Requirement.

If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

Critical Accounting Policies and Estimates

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

The SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Cardio’s significant accounting policies are described in more detail in Note 3 to its consolidated financial statements, Cardio believes that the following accounting policies are those most critical to the judgments and estimates used in the preparation of its consolidated financial statements.

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

As of December 31, 2024, we were not subject to any market or interest rate risk.

Item 8.	Financial Statements and Supplemental Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Cardio Diagnostics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cardio Diagnostics Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Prager Metis CPAs LLC

We have served as the Company’s auditor since 2021

Hackensack, New Jersey

March 20, 2025

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2024	2023
ASSETS
Current assets
Cash	$7,827,487	$1,283,523
Accounts receivable	18,612	4,960
Prepaid expenses and other current assets	944,683	1,477,197

Total current assets	8,790,782	2,765,680

Long-term assets
Property and equipment, net	672,861	571,873
Right of use assets, net	432,397	575,227
Intangible assets, net	5,333	21,333
Deposits	12,850	12,850
Patent costs, net	701,089	515,402

Total assets	$10,615,312	$4,462,365

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$87,661	$243,213
Lease liability – current	237,270	223,929
Finance agreement payable	306,764	374,000

Total current liabilities	631,695	841,142

Long-term liabilities
Lease liability – long term	425,829	663,099

Total liabilities	1,057,524	1,504,241

Stockholders’ equity
Preferred stock, $.00001 par value; authorized – 100,000,000 shares; 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $.00001 par value; authorized – 300,000,000 shares; 45,944,039 and 20,540,409 shares issued and outstanding as of December 31, 2024 and 2023, respectively	459	205
Additional paid-in capital	32,309,162	17,326,299
Accumulated deficit	(22,751,833)	(14,368,380)

Total stockholders’ equity	9,557,788	2,958,124

Total liabilities and stockholders’ equity	$10,615,312	$4,462,365

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2024	2023
Revenue	$34,890	$17,065

Operating expenses
Sales and marketing	182,446	158,514
Research and development	29,125	145,182
General and administrative expenses	8,169,458	6,936,646
Amortization	19,738	19,182

Total operating expenses	8,400,767	7,259,524

Loss from operations	(8,365,877)	(7,242,459)

Other income (expenses)
Change in fair value of derivative liability	—	5,406,220
Interest income	1,064	1,068
Interest expense	(18,640)	(6,735,013)
Gain on extinguishment of debt	—	193,350

Total other income (expenses)	(17,576)	(1,134,375)

Loss before provision for income taxes	(8,383,453)	(8,376,834)

Provision for income taxes	—	—

Net loss	$(8,383,453)	$(8,376,834)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.31)	$(.66)

Weighted average common shares outstanding – basic and fully diluted	26,892,705	12,685,133

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances, December 31, 2022	9,514,743	$95	$10,293,159	$(5,991,546)	$4,301,708

Warrants converted to common stock	100,000	1	389,999	—	390,000

Placement agent fee	—	—	(315,000)	—	(315,000)

Restricted stock awards vested	303,547	3	243,997	—	244,000

Notes payable converted to common stock	10,622,119	106	5,604,846	—	5,604,952

Compensation for vested stock options	—	—	1,035,273	—	1,035,273

Adjustment to liabilities assumed in merger with Mana	—	—	74,025	—	74,025

Net loss	—	—	—	(8,376,834)	(8,376,834)

Balances, December 31, 2023	20,540,409	205	17,326,299	(14,368,380)	2,958,124

Common stock and warrants issued for cash	25,319,850	253	12,546,696	—	12,546,949

Placement agent fee	—	—	(155,000)	—	(155,000)

Restricted stock awards vested	83,780	1	75,999	—	76,000

Compensation for vested stock options	—	—	2,515,168	—	2,515,168

Net loss	—	—	—	(8,383,453)	(8,383,453)

Balances, December 31, 2024	45,944,039	$459	$32,309,162	$(22,751,833)	$9,557,788

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,383,453)	$(8,376,834)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	113,777	3,790
Amortization	162,568	107,830
Stock-based compensation expense	2,591,168	1,279,273
Non-cash interest expense	—	6,704,522
Change in fair value of derivative liability	—	(5,406,220)
Gain on extinguishment of debt	—	(193,350)
Changes in operating assets and liabilities:
Accounts receivable	(13,652)	(4,960)
Prepaid expenses and other current assets	915,969	758,669
Deposits	—	(7,900)
Accounts payable and accrued expenses	(155,552)	(781,500)
Lease liability	(223,929)	244,505

NET CASH USED IN OPERATING ACTIVITIES	(4,993,104)	(5,672,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(214,765)	(575,663)
Payments for right of use asset	—	(21,352)
Patent and trademark costs incurred	(189,425)	(197,276)

NET CASH USED IN INVESTING ACTIVITIES	(404,190)	(794,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	12,546,949	—
Proceeds from convertible notes payable, net of original issue discount of $500,000	—	4,500,000
Proceeds from exercise of warrants	—	390,000
Payments of finance agreement	(450,691)	(942,532)
Payments of placement agent fee	(155,000)	(315,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,941,258	3,632,468

NET INCREASE (DECREASE) IN CASH	6,543,964	(2,833,998)

CASH – BEGINNING OF YEAR	1,283,523	4,117,521

CASH – END OF YEAR	$7,827,487	$1,283,523

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,640	$30,491
Income taxes	$—	$—

Non-cash investing and financing activities:
Debt discount related to derivative liability	$—	$5,000,000
Notes payable converted to common stock	$—	$5,000,000
Adjustment to liabilities assumed in acquisition	$—	$74,025
Financing agreement entered into for prepaid insurance	$383,455	$467,500
Right of use asset added for operating lease	$—	$642,523

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024 and 2023

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

Note 2 – Merger Agreement and Reverse Recapitalization

As discussed in Note 1, on October 25, 2022, the Company (formerly known as Mana) and Legacy Cardio entered into the Merger Agreement, which has been accounted for as a reverse recapitalization in accordance with GAAP. Pursuant to the Merger Agreement, the Company acquired cash of $4,021 and assumed liabilities of $928,500 from Mana. The liabilities assumed of $928,500 were payable to two investment bankers and due on October 25, 2023. The assumed liabilities decreased to $854,475, net of an early payment discount of $74,025 issued by one of the two investment bankers on March 22, 2023. On March 27, 2023, the Company accepted the early payment discount and paid Ladenburg the net balance due and payable of $419,475. On October 24, 2023, the Company paid the remaining post-merger liabilities balance of $435,000 to Benchmark.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended December 31, 2024 and 2023.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

	2024	2023
Liabilities:
Balance of derivative liabilities – beginning of year	$—	$—
Issued	—	9,192,672
Converted	—	(3,786,452)
Change in fair value recognized in operations	—	(5,406,220)
Balance of derivative liabilities – end of year	$—	$—

The following table represents the Company’s derivative instruments that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, for each fair value hierarchy level:

December 31, 2024	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$—	$—

December 31, 2023	Derivative Liabilities	Total
Level I	$—	$—
Level II	$—	$—
Level III	$—	$—

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the years ended December 31, 2024 and 2023 were $29,125 and $145,182, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $182,446 and $158,514 were charged to operations for the years ended December 31, 2024 and 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of December 31, 2024 and 2023. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of December 31, 2024 and 2023, was approximately $7.5 million and $933,523, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2024 and 2023:

	2024	2023
Office and computer equipment	$21,032	$17,394
Furniture and fixtures	96,818	76,099
Lab equipment	170,423	—
Leasehold improvements	502,155	482,170
Less: Accumulated depreciation	(117,567)	(3,790)
Total	$672,861	$571,873

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024. Depreciation expense of $113,777 and $3,790 was charged to operations for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Intangible Assets

The following table provides details associated with the Company’s acquired identifiable intangible assets at December 31, 2024 and 2023:

	2024	2023
Know-how license	$80,000	$80,000
Less: Accumulated amortization	(74,667)	(58,667)
Total	$5,333	$21,333

Amortization expense charged to operations was $16,000 for the years ended December 31, 2024 and 2023, respectively.

Note 6 – Patent Costs

As of December 31, 2024, in the first family of patents and patent applications owned solely by UIRF and is exclusively licensed by Cardio, there are seven granted patents (US (2), EU, China, Australia, India and Hong Kong) and other pending patent applications. The Company has pending patent applications in patent families two, three, four, five and six. Legal fees associated with the patents totaled $701,089 and $515,402, net of accumulated amortization of $6,920 and $3,182 as of December 31, 2024 and 2023, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $3,738 and $3,182 for the years ended December 31, 2024 and 2023, respectively.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

As of December 31, 2024 and 2023, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

	December 31,	December 31,
	2024	2023
Operating Leases:
Operating lease right-of-use assets, net	$432,397	$575,227
Current portion of operating lease liabilities	$237,270	$223,929
Operating lease liabilities, net of current portion	$425,829	$663,099

As of December 31, 2024, the weighted-average remaining lease terms of the two operating leases were 1.9 years and 3.9 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2025	$260,611
2026	250,152
2027	102,060
2028	93,555
Total lease payments	706,378
Less: Imputed interest	43,279
Present value of lease liabilities	$663,099

At December 31, 2024, the Company had the following future minimum payments due under the non-cancelable lease:

2025	$260,611
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$706,378

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

Consolidated rental expense for all operating leases was $204,717 and $138,266 for the years ended December 31, 2024 and 2023, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$257,508	$21,352
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	$223,929	$4,950

Note 8 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 is payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Accordingly, Directors and Officers insurance premiums of $550,000 was recorded in prepaid expenses and was amortized over the life of the policy until October 25, 2024.

On October 25, 2024, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2024. The amount financed of $383,455 is payable in 10 monthly installments plus interest at a rate of 8.80% through August 25, 2025. Accordingly, Directors and Officers insurance premiums of $451,124 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2025.

Finance agreement payable for above two agreements was $306,764 and $374,000 at December 31, 2024 and 2023, respectively. Unamortized balance of Directors and Officers insurance premiums was $368,315 and $449,041 as of December 31, 2024 and 2023, respectively.

Note 9 – Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, and common stock warrants have not been included in the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as the result would be anti-dilutive.

	Years Ended December 31,
	2024	2023
Stock warrants	8,528,766	7,854,620
Stock options	3,594,202	2,584,599
Total shares excluded from calculation	12,122,968	10,439,219

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

In connection with the Private Placement, the Company entered into a Placement Agent Agreement with Altitude Capital Group, LLC, as placement agent (“Altitude Capital” or the “Placement Agent”). The Company’s Non-Executive Chairman of the Board owns 10% of Altitude Capital. Pursuant to the Placement Agent Agreement, at closing, Altitude Capital was paid a cash commission equal to 10% of the gross proceeds received by the Company, plus 20% warrant coverage, providing Altitude Capital with the right to purchase 112,353 shares of Common Stock at $1.78 per share through February 2, 2030 (the “Placement Agent Warrants”).

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 24,758,057 shares of Common Stock at various amounts per share to investors for gross proceeds totaling $11,546,949 before deducting sales commissions of $288,674 to placement agent, during the year ended December 31, 2024. The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the year ended December 31, 2024, the Company issued 48,568 shares of Common Stock to two consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $26,000.

On March 31, 2024, the Company issued 35,212 shares of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

On March 2, 2023, a shareholder exercised warrants in exchange for 100,000 shares of Common Stock for proceeds of $390,000.

During the year ended December 31, 2023, the Company issued 52,375 shares of Common Stock to two consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $44,000.

During the year ended December 31, 2023, the Company issued 251,172 shares of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $200,000.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

In connection with the convertible notes payable (see Note 11 below) the noteholders converted $5,000,000 of principal balance to 10,622,119 shares of Common Stock during the year ended December 31, 2023. The number of shares of Common Stock issued was determined based on the terms of the convertible notes.

Warrants

On October 1, 2019, the Company issued warrants to a seed funding firm equivalent to 2% of the fully-diluted equity of the Company, or 22,500 shares of Common Stock at the time of issuance. The warrant is exercisable on the earlier of the closing date of the next Qualified Equity Financing occurring after the issuance of the warrant, and immediately before a Change of Control. The exercise price is the price per share of the shares sold to investors in the next Qualified Equity Financing, or if the warrant became exercisable in connection with a Change in Control before the next Qualified Equity Financing, the greater of the quotient obtained by dividing $150,000 by the Pre-financing Capitalization, and the price per share paid by investors in the then-most recent Qualified Equity Financing, if any. The warrant will expire upon the earlier of the consummation of any Change of Control, or 15 years after the issuance of the warrant.

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

During the year ended December 31, 2024, in connection with the Private Placement as described above, the Company issued an aggregate of 674,146 warrants.

Warrant activity during the years ended December 31, 2024 and 2023 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2022	7,954,620	$9.63	4.46
Warrants exercised	(100,000)	3.90
Warrants outstanding at December 31, 2023	7,854,620	9.70	3.72
Warrants granted	674,146	1.78
Warrants outstanding at December 31, 2024	8,528,766	$9.08	2.91

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

Options

On June 23, 2023, the Company granted 825,000 stock options to management, which vested immediately on grant date. Each option has an exercise price of $1.26 per share with an expiration date of June 23, 2033. These immediately vested stock options were valued at $1,035,273 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2023, risk free interest rate of 5.41%, volatility of 176% and an exercise price of $1.26.

On January 23, 2024, the Company authorized an additional 1,060,458 shares to the Equity Incentive Plan Reserve (the “2022 Plan”) and granted 1,187,826 options to management and employees, 1,166,826 of which vested immediately with the remaining 21,000 options subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $2.11 per share with an expiration date of January 23, 2034. The immediately vested 1,166,826 stock options were valued at $2,461,404 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 5.22%, volatility of 228% and an exercise price of $2.11. For the remaining 21,000 options, 7,500 options were vested on June 30, 2024, 5,000 options were vested on December 31, 2024 and 8,500 options were forfeited before vesting with the leaving of the employees before December 31, 2024. The vested stock options were valued at $4,106 at vesting date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these vested stock options during the year ended December 31, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $2.11.

On June 30, 2024, the Company granted 30,300 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.55 per share with an expiration date of June 30, 2034. These immediately vested stock options were valued at $16,625 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $0.55.

On September 30, 2024, the Company granted 74,744 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.22 per share with an expiration date of September 30, 2034. These immediately vested stock options were valued at $16,618 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 3.79%, volatility of 184% and an exercise price of $0.22.

On November 14, 2024, the Company granted 15,728 stock options to two independent directors of the board, which vested immediately on grant date. Each option has an exercise price of $0.27 per share with an expiration date of November 14, 2034. These immediately vested stock options were valued at $4,125 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 4.44%, volatility of 156% and an exercise price of $0.27. The two independent directors did not stand for re-election at the 2024 Annual Meeting but did receive the options upon vesting.

On December 31, 2024, the Company granted 13,632 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.92 per share with an expiration date of December 31, 2034. These immediately vested stock options were valued at $12,289 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 4.58%, volatility of 146% and an exercise price of $0.92.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

Option activity during the years ended December 31, 2024 and 2023 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2022	1,759,599	$3.90	9.35
Options granted	825,000	1.26
Options outstanding at December 31, 2023	2,584,599	3.06	8.71
Options granted	1,322,231	1.93
Options expired or cancelled or forfeited	(312,628)	1.93
Options outstanding at December 31, 2024	3,594,202	$2.74	8.12
Options vested and exercisable at December 31, 2024	3,594,202	$2.74

Note 11 – Convertible Notes Payable

On March 8, 2023, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with YA II PN, Ltd., an investment fund managed by Yorkville Advisors Global, LP (“Yorkville”) under which the Company agreed to sell and issue to Yorkville convertible debentures (“Convertible Debentures”) in a gross aggregate principal amount of up to $11.2 million (“Subscription Amount”). The Convertible Debentures were convertible into shares of common stock of the Company and were subject to various contingencies being satisfied as set forth in the Securities Purchase Agreement. The notes were convertible at any time through the maturity date, which, in each case, was one year from the date of issuance. The conversion price was determined on the basis of 92% of the two lowest VWAP (Volume Weighted Average Prices) of the Common Stock during the prior seven trading day period, initially with a floor conversion price of $0.55, but subsequently lowered by mutual agreement of the parties to $0.20.

On March 8, 2023, the Company issued and sold to Yorkville a Convertible Debenture in the principal amount of $5.0 million, for which it received $4.5 million, with a $500,000 original issue discount (“OID”). Interest on the outstanding principal balance accrued at a rate of 0% and would increase to 15% upon an Event of Default for so long as it remained uncured.

The Company recorded a debt discount related to identified embedded derivatives relating to the conversion features (see Note 12) based on fair values as of the inception date of the Note. The calculated debt discount, including the OID, equaled the face of the Note and was amortized over the term of the note.

Yorkville fully converted the initial $5,000,000 Convertible Debenture into an aggregate of 10,622,119 shares of Common Stock during the year ended December 31, 2023.

On January 4, 2024, the Company and Yorkville terminated the Securities Purchase Agreement dated as of March 8, 2023, as amended, by the mutual consent of the parties, effective as of January 4, 2024. The First Convertible Debenture was fully converted, and as of January 4, 2024, the obligation of the Company to issue and sell, and Yorkville’s obligation to purchase, the Second Convertible Debenture was terminated. At the time of termination, there were no outstanding borrowings, advance notices or shares of Common Stock to be issued under the Securities Purchase Agreement. In addition, there were no fees due by the Company or Yorkville in connection with the termination of the Securities Purchase Agreement.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

Note 13 – Income Taxes

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) for the years ended December 31, 2024 and 2023 is as follows:

	Years Ended
	December 31,
	2024	2023

Statutory U.S. federal income tax rate	(21.0)%	(21.0)%
State income taxes, net of federal income tax benefit	(0.0)%	(0.0)%
Tax effect of expenses that are not deductible for income tax purposes:
Amortization of debt discount	0.0%	16.8%
Change in fair value of derivative liability	0.0%	(13.5)%
Stock based compensation	6.3%	2.7%
Other	(0.0)%	(0.6)%
Change in Valuation Allowance	14.7%	15.6%
Effective tax rate	0.0%	0.0%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2024	2023
Deferred Tax Assets:
Net operating losses	$5,580,034	$4,222,999
Other	2,328	1,743
Property and equipment	25,169	—
Total deferred tax assets	5,607,531	4,224,742

Deferred Tax Liabilities	—	—

Valuation Allowance	(5,607,531)	(4,224,742)

Net deferred tax assets	$—	$—

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $17.2 million which may be carried forward indefinitely, and state net operating loss carryforwards of approximately $12.6 million (Iowa) and $16.6 million (Illinois), respectively which expire at various dates from 2040 through 2044. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

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

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2024 and 2023 respectively has been established as Management believes that the Company will not more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2024 and 2023, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense. No interest or penalties have been recorded for the years ended December 31, 2024 and 2023, respectively.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. At present the Company does not expect that the NOL carryback provision of the CARES Act will result in a material cash benefit to us.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

The Benchmark Company, LLC Right of First Refusal

As noted in Note 1, the Company completed the business combination on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Legacy Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, the Company and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, the parties agreed that the Company would pay Benchmark $230,000 at the closing of the business combination and an additional $435,000 on October 25, 2023. Both of those payments have been made in full. In addition, the Amendment Engagement provided that Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book- runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction (see Note 11) without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company is evaluating the claim. No legal proceedings have been instigated.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

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

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 3, 2024, Cardio Diagnostics Holdings, Inc. (the “Company”) received a letter (the “First Nasdaq Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of the Company’s common stock (the “Common Stock”) had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until December 2, 2024, to regain compliance. On December 4, 2024 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance (the "Second Compliance Period”). The determination is based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the end of the Second Compliance Period in order to timely regain compliance. As of the date of this report the Common Stock has not regained compliance with the Minimum Bid Price Requirement.

If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2024 and 2023

 Note 15 – Subsequent Events

The Company evaluated its December 31, 2024 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Sales of the Company’s Common Stock may be made pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775), declared effective by the SEC on February 14, 2025.

Common Stock Issued

Subsequent to December 31, 2024, the Company sold 6,201,377 shares of Common Stock for gross proceeds totaling $3,511,042 under the At-the-Market Issuance Sales Agreement as of the date of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information, including ages as of March 20, 2025, of our executive officers and members of the Board of Directors.

Name	Age	Position
Executive Officers
Meeshanthini (Meesha) V. Dogan, PhD	36	Chief Executive Officer and Director
Robert (Rob) Philibert, MD PhD	63	Chief Medical Officer and Director
Elisa Luqman, JD MBA	60	Chief Financial Officer
Timur Dogan, PhD	37	Chief Technology Officer

Non-Employee Directors
Warren Hosseinion, MD	53	Non-Executive Chairman
James Intrater	61	Director
Peter K. Fung, MD	68	Director
Wendy J. Betts	52	Director
Paul Burton	57	Director

Biographical Information

Executive Officers

The following is a brief biography of each of our executive officers:

Meeshanthini V. Dogan has served as our Chief Executive Officer and a director since inception. Together with Dr. Philibert, she is the Co-Founder of Legacy Cardio, with over 15 years’ experience in bridging medicine, engineering and artificial intelligence towards building solutions to fulfill unmet clinical needs such as in cardiovascular disease prevention and management. Coming from a family with a two-generation history of heart disease and having worked for an extensive time interacting with those affected by heart disease, she understands the pain points and founded Legacy Cardio to help prevent others from experiencing its devastating impacts. Dr. Dogan is a pioneer in artificial intelligence/machine learning-driven integrated genetic-epigenetic approaches, which includes highly cited publications, and platform presentations at the American Heart Association and American Society of Human Genetics. She co-invented the patent-pending Integrated Genetic-Epigenetic Engine™ of Cardio Diagnostics (six granted patents and numerous pending patents). In 2017, Dr. Dogan founded Legacy Cardio to commercialize this technology through a series of patent-pending clinical tests towards making heart disease prevention and early detection more accessible, personalized and precise. Under her leadership, Legacy Cardio was awarded the prestigious One To Watch award in 2020 by Nature and Merck, the 2021 Clinical Diagnostics Solution of the Year from Biotech Breakthrough and Fast Company's Next Big Things in Tech 2022, has worked its way to become a technology leader in cardiovascular diagnostics, launched four products, secured both dilutive and non-dilutive funding and key relationships with world renowned healthcare organizations and key opinion leaders. Dr. Dogan holds a PhD degree in Biomedical Engineering and BSE/MS degrees in Chemical Engineering from University of Iowa. She was named FLIK Woman Entrepreneur to Watch in 2021. We believe that, as a co-founder of our Company and co-inventor of our Company’s key technologies and products, as well as her leadership skills, Dr. Dogan is uniquely positioned to bring unmatched experience and insights into the boardroom and to the daily operations of our Company.

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

Timur Dogan has served as our Chief Technology Officer since May 2022. He has been employed by Legacy Cardio since August 2019, after obtaining his Ph.D., and was serving as its Senior Data Scientist until he was promoted to CTO. Dr. Dogan was instrumental in developing and advancing the Integrated Genetic-Epigenetic Engine™ that is at the core of Cardio’s cardiovascular solutions. Along with the founding team, he is the co-inventor of several patent-pending technologies in cardiovascular disease and diabetes. He holds a joint B.S.E./M.S. and Ph.D. degrees in Mechanical Engineering from the University of Iowa where he researched complex fluid flows. He developed machine learning models on high-performance computing systems using a mixture of low and high-fidelity numerical simulations and experiments to draw insights from non-linear physics.

Non-Employee Members of the Board of Directors

The following is a brief biography of each of our non-employee directors:

Warren Hosseinion, MD has served as the Company’s Non-Executive Chairman of the Board since the consummation of the Business Combination in October 2022. He was Legacy Cardio’s Non-Executive Chairman of the Board from May 2022 and was on Legacy Cardio’s Board of Directors beginning in November 2020. In March 2021, Legacy Cardio and Dr. Hosseinion entered into a consulting agreement under which he was retained to provide services in connection with a potential merger transaction. He continues to provide consulting services to the Company under that contract. He is also currently the President and a director of Nutex Health, Inc. (Nasdaq: NUTX), positions he has held since April 2022. In 2001, Dr. Hosseinion co-founded Astrana Health, Inc. (Nasdaq: ASTH) (formerly, Apollo Medical Holdings, Inc. (Nasdaq: AMEH)) and served as a member of Astrana’s Board of Directors from July 2008 to March 2019. He served as Astrana’s Chief Executive Officer from July 2008 to December 2017 and its Co-Chief Executive Officer from December 2017 to March 2019. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, his Medical Degree from the Georgetown University School of Medicine and completed his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. Dr. Hosseinion’s experience as a physician, along with his background at Astrana and Nutex, brings to our Board and our Company a depth of understanding of physician culture and the healthcare market, as well as a strong knowledge of the public markets.

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

Wendy J. Betts has served as a member of the Company’s Board of Directors since November 15, 2024. Since June 2024, Ms. Betts has been serving as the Information Security Officer at Rotary International, where she is managing the cybersecurity department, which includes cyber defense, cyber operations and deployment of strategic technology. Prior to that, she was the Director of Cybersecurity Strategy at United Airlines from October 2022 to September 2023, where she managed the strategic initiatives for the cybersecurity program. From July 2019 to October 2022, Ms. Betts served as Senior Risk Manager at Bank of America, where she oversaw the second line work for cybersecurity defense including SOC, Malware, DDoS and Cloud. From March 2010 to July 2019, Ms. Betts was employed by Northern Trust, most recently serving as Vulnerability Manager, where she developed the Secure SDLC program and rolled out DevSecOps methodology throughout the application development environment. Ms. Betts is continually active in the technology industry, where she is currently a member of Information Systems Security Association (“ISSA”), Women in Cybersecurity (“WiCyS”), and Chief, the private network for senior women executives. Ms. Betts earned her BA in Operations Management Information Systems from Northern Illinois University and an MBA with an emphasis in finance from the Keller Graduate School of Management. She is a Certified Information Systems Security Professional (“CISSP”) and Certified Cloud Security Professional (“CCSP”). She also serves as a Director for the Luminarts Culture Foundation, an organization dedicated to supporting young artists through its competitive programs that offer financial awards, artistic opportunities and mentoring that bridge the gap between education and career. Ms. Betts was nominated due to her background and experience in cybersecurity, finance, and corporate leadership, all of which are areas of expertise we believe bring valuable insights to our boardroom including with respect to cybersecurity oversight requirements.

Peter K. Fung, M.D. has served as a member of the Company’s Board of Directors since November 15, 2024. Since 2004, Dr. Fung has served as the Director of Cardiovascular Division of Beverly Hospital in Montebello, California. He is also the Director of Research and Education at Central California Heart Institute in Fresno, California since 1992 and Director of Nuclear Cardiology at Central Cardiology Medical Clinic in Bakersfield, California since 1991. Earlier in his professional career from 1990 to 1997, Dr. Fung served as Clinical Faculty at University of California Los Angeles (UCLA). He received his B.Sc. in Psychobiology in 1979 from University of Southern California, his MD in 1983 from Stanford University School of Medicine, and was an Internal Medicine resident between 1983 and 1986 and Cardiology Fellow between 1986 and 1989 at Cedars-Sinai Medical Center/UCLA. His board certifications include Diplomat of the American Board of Internal Medicine, Diplomat Subspecialty Board of Cardiovascular Disease, Fellow of American College of Cardiology, Fellow of American College of Angiology and Diplomat of Subspecialty Board of Interventional Cardiology. His extensive clinical expertise includes more than 5,000 cases of coronary angiography, more than 2,000 cases of percutaneous transluminal coronary angioplasty, more than 400 cases of Peripheral Angiography, more than 200 cases of Peripheral Angioplasty including balloon and TEC devices, more than 100 cases of Carotid Angiography, more than 100 cases of Peripheral Stent placement, more than 100 cases of Renal Artery Stent Placement, Rotational Artherectomy, Coronary TEC, Pacemaker Implantation, Laser Artherectomy, Stent Placement, Brachytherapy, and Abdominal Aortic Aneurysm Percutaneous Repair/& Grafting. Dr. Fung was selected to serve on our board of directors due to his extensive clinical experience in cardiology.

Paul F. Burton has served as a member of the Company’s Board of Directors since December 2023. Since May 2021, Mr. Burton has served as the Managing Partner, of 2Flo Ventures, a start-up studio and early-stage healthcare investor. Through 2Flo Ventures, he provides strategic and financial advice to healthcare companies. In 2010, he founded and continues to serve as Managing Principal of Burton Advisory, Inc., which provides strategic and financial advice to healthcare companies, drawing from over 20 years of experience in corporate finance and strategic advisory services. In connection therewith, since December 2018, Mr. Burton has been the Chief Executive Officer of Akan Biosciences, a biotech start-up company developing regenerative medicinal therapeutics. From 2019 he also has been serving as the Chief Financial Officer of Temprian Therapeutics. From 2019 through 2022 he served as the fractional CFO for both Cancer IQ and 4D Healthware. From 2019 through 2022, Mr. Burton was also an Entrepreneur in Residence at Northwestern University, supporting students and faculty with healthcare-oriented commercialization projects. Previously, he was the Chief Executive Officer of ResQ Pharma, Inc. In 2013 he co-founded Vivacelle Bio, Inc., where he served as Chief Financial Officer and a member of its board of directors. Mr. Burton currently serves as a member of the Chicago Biomedical Consortium’s VC Advisory Committee, as a member of MATTER, a Chicago-based healthcare incubator, and the Bunker Labs, an incubator started in Chicago for U.S. military veterans. He also is a member of the Board of Directors of Millennium Beacon, a healthcare incubator based on the southside of Chicago, seeking to serve overlooked populations. Prior thereto, Mr. Burton worked as an investment banking associate at Salomon Brothers (now Citigroup Corporate & Investment Bank). He also served as a United States Regular Army Commissioned Officer (Infantry). Mr. Burton earned his JD and MBA from the University of Illinois at Urbana-Champaign and earned two Bachelor’s Degrees from the University of Illinois at Chicago. He currently serves on the Board of Trustees of the Ravinia Festival, an internationally-renowned, not-for-profit music festival. Mr. Burton was nominated due to his extensive experience in the working of numerous capacities with early-stage healthcare companies as well as his corporate finance background, both of which are areas of expertise we believe bring invaluable insights to our Board.

Family Relationships

Other than Meeshanthini Dogan and Timur Dogan, who are wife and husband, there are no family relationships among our executive officers and directors.

Corporate Governance

Cardio has structured its corporate governance in a manner that we believe closely aligns its interests with those of its stockholders. Notable features of this corporate governance include:

•	Cardio has independent director representation on its audit, compensation and nominating and corporate governance committees, and its independent directors will meet regularly in executive sessions without the presence of its corporate officers or non-independent directors;

•	at least one of its directors has qualified as an "audit committee financial expert” as defined by the SEC; and

•	it has and will implement a range of other corporate governance best practices, including a robust director education program.

Leadership Structure of the Board

The roles of our Non-Executive Chairman and our Chief Executive Officer have been separated. We believe that this is appropriate under current circumstances because it allows management to make the operating decisions necessary to manage the business, while separating out oversight function of the Board and operating decisions. We feel that this has provided an appropriate balance of operational focus, flexibility and oversight. We do not separately have a lead independent director. Currently, Dr. Hosseinion serves as Non-executive Chairman of the Board, participates in setting the agenda of Board and committee meetings, facilitating communications among members of the Board and management, and maintaining the focus and punctuality of Board and committee meetings. Dr Hosseinion also currently leads the efforts in evaluating our Chief Executive Officer and in succession planning, considering Board committee membership and leadership. He will be presiding at this Annual Meeting.

Background and Experience of Directors

Our nominating and corporate governance committee is responsible for, among other things, identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors, overseeing succession planning for our Chief Executive Officer and other executive officers, periodically reviewing our board of directors’ leadership structure and recommending any proposed changes to our board of directors, overseeing an annual evaluation of the effectiveness of our board of directors and its committees, and developing and recommending to our Board of Directors a set of corporate governance guidelines.

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

Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that Paul Burton, James Intrater, Wendy Betts, and Peter Fung, MD, representing four of the Company’s seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq and applicable SEC rules. In making these determinations, the Company Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Company Board deemed relevant in determining their independence, including the beneficial ownership of the Company capital stock by each non- employee director, and the transactions involving them. See “Certain Cardio Relationships and Related Persons Transactions.”

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

Audit Committee

Cardio has an audit committee consisting of Paul Burton, James Intrater and Wendy Betts, with Mr. Burton serving as the chair of the committee. The Cardio Board has determined that each member of the audit committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements. The Cardio Board has determined that Mr. Burton qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that he possesses financial sophistication, as defined under the rules of Nasdaq. Mr. Burton was selected to serve on our Board and as the chair of our audit committee due to his extensive experience working in numerous capacities with early-stage healthcare companies as well as his corporate finance background, both of which are areas of expertise that bring invaluable insights to the Cardio boardroom.

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

Compensation Committee

Cardio has a compensation committee consisting of Wendy Betts, James Intrater and Peter Fung, MD with Ms. Betts serving as chair of the committee. The Cardio Board has determined that each member of the compensation committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements.

The compensation committee’s responsibilities include, among other things:

•	establishing, reviewing, and approving our overall executive compensation philosophy and policies;

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

•	reviewing our executive compensation policies and plans;

•	receiving and evaluating performance target goals for the senior officers and employees (other than executive officers) and reviewing periodic reports from the CEO as to the performance and compensation of such senior officers and employees;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	reviewing and approving any annual or long-term incentive cash bonus or equity or other incentive plans in which our executive officers may participate;

•	reviewing and approving for our chief executive officer and other executive officers any employment agreements, severance arrangements, and change in control agreements or provisions;

•	reviewing and discussing with Management the Compensation Discussion and Analysis set forth in Securities and Exchange Commission Regulation S-K, Item 402, if required, and, based on such review and discussion, determine whether to recommend to the Board that the Compensation Discussion and Analysis be included in our annual report or proxy statement the annual meeting of stockholders;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement;

•	reviewing and recommending to the Board for approval the frequency with which we will conduct Say-on-Pay Votes, taking into account the results of the most recent stockholder advisory vote on frequency of Say-on-Pay Votes required by Section 14A of the Exchange Act, and review and recommend to the Board for approval the proposals regarding the Say- on-Pay Vote and the frequency of the Say-on-Pay Vote to be included in our proxy statements filed with the SEC;

•	conducting an annual performance evaluation of the committee; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating and Corporate Governance Committee

Cardio has a nominating and corporate governance committee consisting of James Intrater, Paul Burton and Peter Fung, MD with Mr. Intrater serving as chair of the committee. The Cardio Board has determined that each member of the nominating and corporate governance committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements.

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

Compensation Recovery (“Clawback”) Policy

Effective October 2, 2023, we adopted a compensation recovery policy (the “Clawback Policy”), which provides that if we are required to prepare an accounting restatement due to any material non-compliance with financial reporting requirements under the federal securities laws, then the Board or a duly established committee thereof may require certain officers, including our executive officers named in the Summary Compensation Table presented later in this proxy statement (our “NEOs”), to repay or forfeit any “excess compensation” in the event it finds, in its sole discretion, that the executive officer contributed to the circumstances requiring the restatement and that it involved either (a) intentional misconduct or an intentional violation of any of the Company’s rules or applicable legal or regulatory requirements or (b) fraud. “Excess compensation” refers to the pre-tax amount in excess of what would have been paid to the executive officer under the accounting restatement of any incentive-based compensation that is granted, earned or vested based on the attainment of a performance measure during the three-year period preceding the date on which we are required to prepare such accounting restatement. The Clawback Policy applies to incentive-based compensation granted after the adoption of this policy.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2024, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, other than three Form 3s filed one each by Wendy J. Betts, Peter Fung and Paul Burton, three Form 4s filed by Oded Levy, four Form 4s filed each by Paul Burton, James Intrater, Stanley Lau and Oded Levy, and one Form 4 filed each by Warren Hosseinion, Elisa Luqman, Meeshanthini Dogan Timur Dogan and Robert Philibert, which were filed late.

Securities Trading

The Company has adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of the Company's securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our policy against insider trading is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our policy against insider trading prohibits directors, officers, employees and other covered persons from engaging in transactions while aware of material nonpublic information about the Company. Directors, officers and certain other employees are subject to pre-clearance requirements for all transactions in the Company’s securities and are generally prohibited from transacting in the Company’s securities during designated blackout periods. Our policy against insider trading prohibits employees, officers and directors from engaging in any speculative or hedging transactions in our securities. We prohibit transactions such as puts, calls, swaps, forward sale contracts, and other derivatives or similar arrangements or instruments designed to hedge or offset decreases in the market value of our securities. No employee, officer or director may engage in short sales of our securities, hold our securities in a margin account, purchase shares of our stock on margin or pledge our securities as collateral for a loan.

Item 11.	Executive Compensation

Overview

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2024 Summary Compensation Table” below. For the year ended December 31, 2024, our “named executive officers” (“NEOs”) and their positions were as follows:

•	Meeshanthini V. Dogan, Chief Executive Officer;
•	Warren Hosseinion, Non-executive Chairman of the Board*; and
•	Elisa Luqman, Chief Financial Officer
•	Timur Dogan, Chief Technology Officer

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

2024 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal years ended December 31, 2024 and 2023.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus	Stock	Option Awards (2)	All Other Compensation ($)		Total
		($)	($)	($)	($)	($)		($)
Meeshanthini V. Dogan,	2024	300,000	0	0	1,004,656	11,000	(1)	1,315,656
CEO	2023	300,000	0	0	341,640	7,253	(1)	648,893
Warren Hosseinion,	2024	300,000	0	0	75,349	0		375,349
Chairman	2023	300,000	0	0	155,291	0		455,291
Elisa Luqman,	2024	275,000	0	0	75,349	0		350,349
CFO	2023	275,000	0	0	72,469	0		347,469
Timur Dogan,	2024	250,000	0	0	502,328	9,167	(1)	761,495
CTO	2023	250,000	0	0	196,702	0		446,702

(1)	All Other Compensation includes Cardio’s contribution to the Company’s 401(k) account on behalf of the executive and health and dental insurance coverage.
(2)	Discretionary stock option grants made in 2024 and 2023 by the Compensation Committee. The 2024 amounts reflect the grant date fair values of performance awards based upon the Nasdaq closing stock price of $2.11 on the date of grant. The 2023 amounts reflect the grant date fair values of performance awards based upon the Nasdaq closing stock price of $1.26 on the date of grant.

Narrative to the Summary Compensation Table

2024 Base Salary

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In 2024, the base salaries paid to each of Dr. Dogan, Dr. Hosseinion, Ms. Luqman and Mr. Dogan are set forth in the “Summary Compensation Table” above in the column titled “Salary.” Each of the NEOs has entered into an employment agreement (or, in the case of Dr. Hosseinion, a Non- Executive Chairman and Consulting Agreement), which became effective as of the Closing of the Business Combination. A brief summary of those agreements is set forth below under the caption, “Agreements with Our Executive Officers and Non-Executive Chairman of the Board.”

Annual Bonuses

We do not currently maintain an annual bonus program for our employees, including our named executive officers. However, the employment agreements and, in the case of Dr. Hosseinion, his Non-Executive Chairman and Consulting Agreement, provide that our named executive officers are eligible to receive an annual cash bonus based on the extent to which, in the discretion of the Board, each such person achieves or exceeds specific and measurable individual and Company performance objectives. The Board did not award any annual bonuses in 2023 and 2024.

Equity Compensation

The Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Equity Plan”), was adopted by the Mana Board of Directors and approved by the Mana stockholders in connection with the Business Combination.

The 2022 Equity Plan, as adopted, provides for the grant of up to 3,265,516 shares of Common Stock upon exercise of granted options, awards of restricted stock units, rewards of restricted stock and other equity awards as may be determined by the Board of Directors. In the discretion of the Board, the number of shares of Common Stock available under the 2022 Plan may be increased as of January 1 of each year, without additional stockholder approval. The Board did not increase the aggregate number of shares available under the 2022 Equity Plan on January 1, 2023 but the 2022 Equity Plan was increased by 1,060,458 shares as of January 1, 2024 and granted 1,187,826 options to management and employees, 1,166,826 of which vested immediately with the remaining 21,000 options subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $2.11 per share with an expiration date of January 23, 2034. Among the 21,000 options, 7,500 options were vested on June 30, 2024, 5,000 options were vested on December 31, 2024 and 8,500 options were forfeited before vesting with the leaving of the employees before December 31, 2024.

On June 30, 2024, we granted 30,300 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.55 per share with an expiration date of June 30, 2034. On September 30, 2024, we granted 74,744 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.22 per share with an expiration date of September 30, 2034. On November 14, 2024, we granted 15,728 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.27 per share with an expiration date of November 14, 2034. On December 31, 2024, we granted 13,632 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $0.92 per share with an expiration date of December 31, 2034. In the future, we may grant cash and equity incentive awards to directors, employees (including our named executive officers) and consultants in order to continue to attract, motivate and retain the talent for which we compete.

A total of 344,445 shares were available for issuance under the 2022 Equity Plan at December 31, 2024. At December 31, 2024, there were 3,594,202 options outstanding for the purchase of Common Stock, all of which were vested and exercisable.

The following table sets forth information as of December 31, 2024 regarding Common Stock that may be issued under the 2022 Equity Plan, which, as of the date of this report, is the only equity compensation plan that has been adopted by our Board of Directors.

Plan Category	(A) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average per share exercise price of outstanding options, warrants and rights		(C) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	3,594,202	(1)	2.74	(2)	344,445	(3)
Equity compensation plans not approved by security holders	—		—		—

(1)	Includes 3,594,202 outstanding options to purchase shares of Common Stock under the 2022 Equity Plan.
(2)	1,759,599 outstanding options are exercisable at $3.90, 759,000 outstanding options are exercisable at $1.26, 941,198 outstanding options are exercisable at $2.11, 30,300 outstanding options are exercisable at $0.55, 74,744 outstanding options are exercisable at $0.22, 15,728 outstanding options are exercisable at $0.27 and 13,632 outstanding options are exercisable at $0.92 subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization.
(3)	This amount includes the deduction of 83,780 shares in settlement of RSUs issued in 2024 and 303,547 shares in settlement of RSUs issued in 2023 to our independent directors and advisors. This amount does not include any additional shares that may become available for future issuance under the 2022 Equity Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years through 2027 (each, an “Evergreen Date”) by the number of shares equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the committee in its sole discretion. Effective January 1, 2024, the 2022 Equity Plan increased by 1,060,458 shares pursuant to the evergreen provision of the plan.

Refer to Note 10 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

Equity Award Grant Practices

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our Named Executive Officers. The Board or Compensation Committee is responsible for approving equity grants. We typically grant equity awards to new hires or employees receiving bonuses annually for the previous fiscal year’s performance. Annual awards are typically granted in the first quarter of each year. Generally, our equity awards granted to our Named Executive Officers vest over four years, subject to the employee’s continued employment with us on each vesting date. The board of directors annual compensation is paid 50% in the form of stock options, payable quarterly. The regularly-scheduled grant dates for the board of directors stock options are the last calendar day of the each fiscal quarter.

The Board and Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity-based awards, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. For all stock option awards, the exercise price is the closing price of our Common Stock on the Nasdaq Capital Market on the date of the grant. If the grant date falls on a non-trading day, the exercise price is the closing price of our Common Stock on the Nasdaq Capital Market on the last trading day preceding the date of grant. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for any Named Executive Officer grants in fiscal year 2024.

Other Elements of Compensation

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax- deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024. We have made no stock awards under the 2022 Plan and accordingly, that portion of the table has been omitted.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#)(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Meeshanthini V. Dogan	272,250	—	—	$1.26	6/23/2033
	685,452	—	—	$3.90	5/6/2032
	476,256	—	—	$2.11	1/23/2034
Warren Hosseinion	123,750	—	—	$1.26	6/23/2033
	342,726	—	—	$3.90	5/6/2032
	35,719	—	—	$2.11	1/23/2034
Elisa Luqman	57,750	—	—	$1.26	6/23/2033
	171,363	—	—	$3.90	5/6/2032
	35,719	—	—	$2.11	1/23/2034
Timur Dogan	40,589	—	—	$3.90	5/6/2032
	156,750	—	—	$1.26	6/23/2033
	238,128	—	—	$2.11	1/23/2034

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

Employment Agreement between Cardio and Meeshanthini V. Dogan (Chief Executive Officer)

Dr. Dogan’s five-year employment agreement provides for (i) an annual base salary of $300,000, (ii) eligibility to receive an annual cash bonus based on the extent to which, in the discretion of the Board, Dr. Dogan achieves or exceeds specific and measurable individual and Company performance objectives, and (iii) eligibility to participate in any long-term incentive plan that is made available to similarly positioned executives, employee benefit or group insurance plans maintained from time to time by Cardio. Long-term incentive plan awards may include cash, or equity awards settled in shares of Company stock, including but not limited to stock options, restricted stock and performance shares. If Dr. Dogan were to leave the Company as a "Good Leaver,” as defined in the employment agreement, terms of any long-term incentive award will be deemed satisfied immediately prior to such termination and as such, all awards and grants will be deemed fully vested. In addition, Dr. Dogan will be reimbursed for her reasonable and usual business expenses incurred on behalf of the Company. Severance benefits will be payable in the event Dr. Dogan’s termination is either by the Company without cause or by her with "good reason,” as defined in the agreement. In such event and in addition to accrued salary benefits as of the date of termination, the Company will pay Dr. Dogan an amount equal to a (x) two times the sum of her most recent base salary and target annual bonus and (y) an amount in cash equal to the Company’s premium amounts paid for her coverage under group medical, dental and vision programs for a period of 24 months. The agreement also contains customary confidentiality, non- solicitation, non-competition and cooperation provisions. The employment agreement will automatically renew for an additional year following the initial term and any renewal term, unless either party provides 60-days’ written notice before the end of the then-current term. The Company may terminate Dr. Dogan’s employment without cause (as defined in the agreement) by providing 60 days’ advance written notice. Dr. Dogan may terminate her employment for any reason.

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

Employment Agreement between Cardio and Tim Dogan (Chief Technical Officer)

Dr. Dogan’s five-year employment agreement provides for (i) an annual base salary of $250,000, (ii) eligibility to receive an annual cash bonus based on the extent to which, in the discretion of the Board, Dr. Dogan achieves or exceeds specific and measurable individual and Company performance objectives, and (iii) eligibility to participate in any long-term incentive plan that is made available to similarly positioned executives, employee benefit or group insurance plans maintained from time to time by Cardio. Long-term incentive plan awards may include cash, or equity awards settled in shares of Company stock, including but not limited to stock options, restricted stock and performance shares. If Dr. Dogan were to leave the Company as a “Good Leaver,” as defined in the employment agreement, terms of any long-term incentive award will be deemed satisfied immediately prior to such termination and as such, all awards and grants will be deemed fully vested. In addition, Dr. Dogan will be reimbursed for his reasonable and usual business expenses incurred on behalf of the Company. Severance benefits will be payable in the event Dr. Dogan’s termination is either by the Company without cause or by him with “good reason,” as defined in the agreement. In such event and in addition to accrued salary benefits as of the date of termination, the Company will pay Dr. Dogan an amount equal to a (x) the sum of his most recent base salary and target annual bonus and (y) an amount in cash equal to the Company’s premium amounts paid for his coverage under group medical, dental and vision programs for a period of 12 months, provided that he has elected continued coverage under COBRA. The agreement also contains customary confidentiality, non-solicitation, non-competition and cooperation provisions. The employment agreement will automatically renew for an additional year following the initial term and any renewal term, unless either party provides 60-days’ written notice before the end of the then-current term. The Company may terminate Dr. Dogan’s employment without cause (as defined in the agreement) by providing 60 days’ advance written notice. Dr. Dogan may terminate his employment for any reason.

Director Compensation

The following individuals served as non-employee directors of the Company for all or part of 2024 (other than Dr. Hosseinion, who, as discussed above, is being treated as an NEO for purposes of the compensation disclosure in this Annual Report): Paul Burton, James Intrater, Stanley K. Lau, Oded Levy, Wendy J. Betts and Peter K. Fung, MD. The following table sets forth information concerning the compensation for our non-employee directors for services rendered during the year ended December 31, 2024. Additionally, we reimburse our non-employee directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board of director and committee meetings or undertaking other business on behalf of Cardio.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Paul Burton	25,000	25,000	—	50,000
James Intrater	25,000	25,000	—	50,000
Wendy J. Betts (1)	4,167	2,083	—	6,250
Peter K. Fung, MD (1)	4,167	2,083	—	6,250
Stanley K. Lau (2)	20,833	22,917	—	43,750
Oded Levy (2)	20,833	22,917	—	43,750

(1)	Wendy J. Betts and Peter K. Fung, MD were elected to the Board at the November 15, 2024 Annual Meeting of Stockholders.

(2)	Stanley K. Lau and Oded Levy did not stand for re-election at the 2024 Annual Meeting but did receive shares of Common Stock upon vesting and settlement of previously awarded RSUs on December 31, 2023 and January 22, 2024, and Stock Options awarded through November 14, 2024.

Narrative Disclosure to Non-Employee Director Compensation Table

During 2024, Cardio compensated its non-employee, independent directors for service as a director with a combination of Restricted Stock Units (“RSUs”) in the amount of $12,500, Option Agreements in the amount of $12,500 and Cash payments in the amount of $25,000.

The RSUs were awarded on January 23, 2024 for $12,500 to compensate for one quarter of service. The RSUs were vested and settled on March 31, 2024 based on the closing price of our Common Stock on March 31, 2024. Thereafter, on June 30, 2024, September 30, 2024, and December 31, 2024, each independent director received $8,333 in cash payments and $4,167 in Stock Options awards.   The number of shares of Common Stock into which the Options may be exercised were based on the closing price of our Common Stock on June 30, 2024, September 30, 2024 and December 31, 2024, respectively. Directors who transitioned on or off the Board were compensated on a pro-rata basis for days of service.

Non-employee directors are also eligible to be granted options under the Company’s 2022 Equity.

The Company reimburses its non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings or undertaking other business on behalf of our Company.

As discussed below under “Certain Relationships and Related Party Transactions," we have entered into indemnification agreements with, and obtained directors liability protection for, covering our directors.

Compensation of Other Members of the Board of Directors

In fiscal 2024, Dr. Dogan, our co-founder and Chief Executive Officer, and Dr. Hosseinion, our Non-Executive Chairman of the Board, were compensated as an employee and a consultant, respectively, and did not receive any additional compensation for service on our Board. Their total 2024 compensation in all capacities is reflected in the Summary Compensation Table. As noted in connection with the Summary Compensation Table above, Dr. Hosseinion’s compensation is disclosed as though he is a Named Executive Officer in order to provide complete transparency as to the compensation he is paid by us as Non-Executive Chairman and a consultant to our company. Robert Philibert, our co-founder, Chief Medical Officer and a director, is not compensated for his service as a member of the Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 20, 2025 by:

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

Subject to the paragraph above, percentage ownership of outstanding shares is based on 52,145,416 shares of the Company’s Common Stock outstanding as of March 20, 2025.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Directors, Executive Officers and Greater than 5% Holders
Meeshanthini V. Dogan (2)	3,089,387	5.92%
Robert Philibert (3)	2,489,332	4.77%
Warren Hosseinion (4)	618,248	1.19%
Elisa Luqman (5)	322,772	0.62%
James Intrater (7)	102,401	0.20%
Peter K. Fung (8)	2,272	—
Wendy Betts (8)	2,272	—
Paul Burton (7)	39,608	0.08%
Timur Dogan (6)	563,812	1.08%
All Executive Officers and Directors as a Group (9 individuals) * Less than 1%.	7,230,104	13.87%

(1)	Unless otherwise noted, the address for the persons in the table is 311 West Superior Street, Suite 444, Chicago IL 60654.
(2)	Meeshanthini Dogan and Timur Dogan are married. The beneficial ownership of Meeshanthini Dogan reflected in the table includes the shares and options of Timur Dogan. Meeshanthini Dogan’s direct ownership is 1,586,464 shares of common stock, 1,433,958 shares issuable upon exercise of options and 68,965 shares of common stock held jointly with her spouse. Dr. Dogan may be deemed to be the indirect beneficial owner of the securities owned by her husband; however, she disclaims beneficial ownership of the shares held indirectly, except to the extent of her pecuniary interest.
(3)	Robert Philibert a Director and Chief Medical Officer (CMO) of the registrant, is the direct owner of 75,676 of the securities of the registrant reported herein, owns and controls BD Holding Inc., the direct owner of 1,586,464 of the securities of the registrant reported herein, owns and controls Behavioral Diagnostics LLC, the direct owner of 14,126 of the securities of the registrant reported herein, and his spouse is the direct owner of 7,601 of the securities of the registrant reported herein. Also includes 805,465 shares of Common Stock issuable upon exercise of options that are currently exercisable.
(4)	Includes 502,195 shares of common stock issuable upon exercise of options.
(5)	Includes 264,832 shares of common stock issuable upon exercise of options.
(6)	Timur Dogan and Meeshanthini Dogan are married. The beneficial ownership of Timur Dogan reflected in the table includes the shares and options of Meeshanthini Dogan. Timur Dogan’s direct ownership is 128,345 shares of common stock, 435,467 shares issuable upon exercise of options and 68,965 shares of common stock held jointly with his spouse. Dr. Dogan may be deemed to be the indirect beneficial owner of the securities owned by his wife; however, he disclaims beneficial ownership of the shares held indirectly, except to the extent of his pecuniary interest.
(7)	Includes 30,805 shares of common stock issuable upon exercise of options.
(8)	Includes 2,272 shares of common stock issuable upon exercise of options.

Item 13.	Certain Relationships, and Related Transactions and Director Independence

There have been no transactions since January 1, 2024 to which we have been a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.”

Cardio has an exclusive, worldwide patent license of the Core Technology from the University of Iowa Research Foundation (UIRF). Under UIRF’s Inventions Policy inventors are generally entitled to 25% of income from earnings from their inventions. Consequently, Meeshanthini Dogan and Robert Philibert will benefit from this policy.

Timur Dogan, the Company’s Chief Technology Officer is the spouse of Meeshanthini (Meesha) Dogan, the Company’s Co-Founder, Chief Executive Officer and Director.

At the Closing of the Business Combination, Dr. M. Dogan, Dr. Philibert, Ms. Luqman, and Dr. T. Dogan each entered into an Invention and Non-Disclosure Agreement. An integral part of the Invention and Non-Disclosure Agreement is the disclosure by the employee of any discoveries, ideas, inventions, improvements, enhancements, processes, methods, techniques, developments, software and works of authorship (“developments”) that were created, made, conceived or reduced to practice by the employee prior to his or her employment by Cardio and that are not assigned to the Company. Dr. Philibert’s agreement lists certain developments that are epigenetic methods unrelated to the current mission of Cardio and that were developed separate and apart from Cardio. There is no assurance that as the Company broadens the scope of its products and services that one or more of Dr. Philibert’s developments could be relevant. Under the agreement, all rights to the developments listed by Dr. Philibert are his sole property and their use, if desired by the Company, would be in the sole discretion of Dr. Philibert, who is under no obligation to license or otherwise grant permission to the Company to use them.

Our Certificate of Incorporation, as amended, restated and currently in effect, and our Bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by Delaware law, subject to certain limited exceptions. We have entered into indemnification agreements with each member of our Board and several of our officers.

Warren Hosseinion M.D., who serves as the Non-Executive Chairman of the Board of the Company, is also a minority ten percent (10%) owner of Altitude Capital Group LLC (“Altitude”), a separate entity engaged as the Placement Agent for our Private Placement. This ownership interest creates a potential conflict of interest because Dr. Hosseinion may have a financial interest in the success of Altitude, which could affect his decision-making with respect to the Offering and other matters related to the Company. However, the Company has established policies and procedures designed to address and mitigate any potential conflicts of interest that may arise in connection with Mr. Hosseinion’s dual roles. All material agreements and arrangements between the Company and Altitude, as well as this Private Placement Memorandum and the Offering, have be reviewed and approved by the Company's independent Board of Directors. Dr. Hosseinion did not receive any compensation in relation to the Private Placement.

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

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered by Prager Metis CPAs LLC for the fiscal years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Audit Fees (1)	$107,500	$85,5000
Audit-Related Fees (2)	42,500	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$150,000	$85,5000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. As noted above, we engaged Prager Metis CPAs LLC to conduct the audit of our financial statements for the years ended December 31, 2024 and 2023.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay our independent registered public accountants for tax services for the periods shown in the table above.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to potential business combinations. We did not pay our independent registered public accountants for other services for the periods shown in the table above.

Auditor Independence

In 2024, there were no other professional services provided by Prager Metis CPAs LLC, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Prager Metis CPAs LLC.

Pre-Approval Policies and Procedures

Our Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by our Audit Committee.

Our Audit Committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm. The term of the general pre-approval is 12 months from the date of approval, unless our Audit Committee specifically provides for a different period. If our Audit Committee has not provided general pre-approval, then the type of service requires specific pre-approval by our Audit Committee.

All services performed and related fees billed by Prager Metis CPAs LLC during fiscal years 2023 and 2024 were pre-approved by our Audit Committee pursuant to regulations of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying Index to Financial Statements on page F-1.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	8-K	2.1	5/31/22
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	8-K	2.1	9/15/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Form of Private Placement Warrant	8-K	4.1	2/2/24
4.5	Description of Securities	10-K	4.5	4/1/2024
10.1	Form of Non-Competition and Non-Solicitation Agreement	S-4	10.8	5/31/22
10.2#	Form of Board of Directors Agreement, dated June 19, 2023	8-K	10.1	6/22/23
10.3	Registration Rights Agreement, dated November 22, 2021, by and among the Company, the Sponsor and other holders party thereto	8-K	10.4	11/26/21
10.4#	Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan and related forms of agreements	10-K	10.4	4/1/2024
10.5#	Form of Indemnification Agreement	S-1	10.5	12/12/22
10.6#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Meeshanthini Dogan	S-4/A	10.13	8/23/22
10.7#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Robert Philibert	S-4/A	10.14	8/23/22
10.8#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Elisa Luqman	S-4/A	10.15	8/23/22
10.9#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Timur Dogan	S-4/A	10.16	8/23/22
10.11#	Non-Executive Chairman and Consulting Agreement between Cardio Diagnostics, Inc. and Warren Hosseinion	S-4/A	10.18	8/23/22
10.12	Exclusive License Agreement between Cardio Diagnostics, LLC and the University of Iowa Research Foundation dated May 2, 2017	S-4/A	10.11	8/23/22
10.13	First Amendment to Exclusive License Agreement between Cardio Diagnostics, Inc. and the University of Iowa Research Foundation dated September 2, 2022	S-4/A	10.19	9/15/22
10.14§	Lease Agreement, dated July 20, 2023, between the Registrant and 246 Group LC dba North Point Crossing	10-Q	10.1	8/14/23
10.15	Office Building Lease Agreement, dated June 15, 2023, between the Registrant and 311 W. Superior, L.L.C.	10-Q	10.2	8/14/23
10.16	Engagement Letter, dated as of May 13, 2022, between Mana Capital Acquisition Corp. and The Benchmark Company, LLC	10-K	10.18	3/31/23
10.17	Amendment No. 1 to Engagement Letter, dated November 14, 2022, between the Registrant and The Benchmark Company, LLC	10-K	10.19	3/31/23
10.18	At the Market Offering Agreement, dated January 26, 2024, between Cardio Diagnostics Holdings, Inc. and Craig-Hallum Capital Group, LLC	S-3	1.2	1/26/24
19.1*	Securities Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Prager Metis CPAs LLC, independent registered public accounting firm
24.1*	Power of Attorney(included on signature page of this Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97#	Cardio Diagnostics Holdings, Inc. “Clawback” Policy	10-K	97.1	4/1/2024
101.INS*++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*++	XBRL Taxonomy Extension Schema Document.
101.CAL*++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*++	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
§	Certain of the exhibits or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
+	Furnished herewith. The certifications attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardio Diagnostics Holdings,, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
++	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Dated: March 20, 2025	By:	/s/ Meeshanthini V. Dogan
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

Signature	Title and Capacity	Date

/s/ Meeshanthini V. Dogan	Chief Executive Officer and Director	March 20, 2025
Meeshanthini V. Dogan, PhD

/s/ Elisa Luqman	Chief Financial Officer and Principal	March 20, 2025
Elisa Luqman	Accounting Officer

/s/ Warren Hosseinion	Director (Chairman of the Board)	March 20, 2025
Warren Hosseinion, MD

/s/ James Intrater	Director	March 20, 2025
James Intrater

/s/ Peter K. Fung	Director	March 20, 2025
Peter K. Fung

/s/ Wendy J. Betts	Director	March 20, 2025
Wendy J. Betts

/s/ Robert Philibert	Director	March 20, 2025
Robert Philibert, MD

/s/ Paul Burton	Director	March 20, 2025
Paul Burton

