Form 10-Q
period 2025-03-31
Cardio Diagnostics Holdings, Inc.
filed 2025-05-15
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of May 15, 2025, there were 1,738,710 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the "Company,” "Cardio,” "we,” "us,” "our,” and similar words are references to Cardio Diagnostics Holdings, Inc., a Delaware corporation, and its consolidated subsidiary. "Legacy Cardio” refers to Cardio Diagnostics, Inc. prior to the October 2022 Business Combination with Mana Capital Acquisition Corp (“Mana”). which became our wholly-owned subsidiary as a result of that transaction.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 (the “2024 Form 10-K”). Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets
Cash	$9,688,719	$7,827,487
Accounts receivable	9,552	18,612
Prepaid expenses and other current assets	837,222	944,683

Total current assets	10,535,493	8,790,782

Long-term assets
Property and equipment, net	640,992	672,861
Right of use assets, net	390,171	432,397
Intangible assets, net	1,333	5,333
Deposits	12,850	12,850
Patent costs, net	701,279	701,089

Total assets	$12,282,118	$10,615,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$108,181	$87,661
Lease liability - current	240,707	237,270
Finance agreement payable	191,728	306,764

Total current liabilities	540,616	631,695

Long-term liabilities
Lease liability – long term	364,382	425,829

Total liabilities	904,998	1,057,524

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 1,738,683 and 1,531,468 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively*	17	15
Additional paid-in capital	35,764,000	32,309,606
Accumulated deficit	(24,386,897)	(22,751,833)

Total stockholders' equity	11,377,120	9,557,788

Total liabilities and stockholders' equity	$12,282,118	$10,615,312

•	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

 CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2025	2024

Revenue	$940	$15,928

Operating expenses
General and administrative expenses	1,542,042	4,123,941
Sales and marketing	41,820	34,402
Research and development	2,200	10,840
Amortization	45,438	4,793

Total operating expenses	1,631,500	4,173,976

Loss from operations	(1,630,560)	(4,158,048)

Other income (expenses)
Interest income	187	281
Interest expense	(4,691)	(5,817)

Total other income (expenses)	(4,504)	(5,536)

Loss before provision for income taxes	(1,635,064)	(4,163,584)

Provision for income taxes	—	—

Net loss	$(1,635,064)	$(4,163,584)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.97)	$(5.93)

Weighted average common shares outstanding - basic and fully diluted*	1,686,144	702,574

•	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2025 and 2024

(unaudited)

	Common stock		Additional Paid-in	Accumulated
	Shares*	Amount*	Capital	Deficit	Totals

Balances, December 31, 2024	1,531,468	$15	$32,309,606	$(22,751,833)	$9,557,788

Common stock issued for cash, net of issuance costs	206,713	2	3,423,782	—	3,423,784

Restricted stock awards vested	502	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,612	—	24,612

Net loss	—	—	—	(1,635,064)	(1,635,064)

Balances, March 31, 2025	1,738,683	$17	$35,764,000	$(24,386,897)	$11,377,120

Balances, December 31, 2023	684,680	$7	$17,326,497	$(14,368,380)	$2,958,124

Common stock and warrants issued for cash, net of issuance costs	34,963	—	1,722,857	—	1,722,857

Restricted stock awards vested	1,323	—	58,000	—	58,000

Compensation for vested stock options	—	—	2,461,404	—	2,461,404

Net loss	—	—	—	(4,163,584)	(4,163,584)

Balances, March 31, 2024	720,966	$7	$21,568,758	$(18,531,964)	$3,036,801

•	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,635,064)	$(4,163,584)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	37,656	3,587
Amortization	87,664	24,750
Stock-based compensation expense	30,612	2,519,404
Changes in operating assets and liabilities:
Accounts receivable	9,060	(14,028)
Prepaid expenses and other current assets	107,461	470,050
Accounts payable and accrued expenses	20,520	(18,494)
Lease liability	(58,010)	(54,735)

NET CASH USED IN OPERATING ACTIVITIES	(1,400,101)	(1,233,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,787)	(19,985)
Patent costs incurred	(41,628)	(49,956)

NET CASH USED IN INVESTING ACTIVITIES	(47,415)	(69,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	3,423,784	1,722,857
Payments of finance agreement	(115,036)	(140,250)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,308,748	1,582,607

NET INCREASE IN CASH	1,861,232	279,616

CASH - BEGINNING OF PERIOD	7,827,487	1,283,523

CASH - END OF PERIOD	$9,688,719	$1,563,139

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,691	$5,817
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Three Months Ended March 31, 2025 and 2024

(UNAUDITED)

Note 1 - Organization and Basis of Presentation

The condensed consolidated financial statements presented are those of Cardio Diagnostics Holdings, Inc., (the “Company”) and its wholly-owned subsidiary, Cardio Diagnostics, Inc. (“Legacy Cardio”). The Company was incorporated as Mana Capital Acquisition Corp. (“Mana”) under the laws of the state of Delaware on May 19, 2021, and Legacy Cardio was formed on January 16, 2017 as an Iowa limited liability company (Cardio Diagnostics, LLC) and was subsequently incorporated as a Delaware C-Corp on September 6, 2019. The Company was formed to develop and commercialize a patent-pending Artificial Intelligence (“AI”)-driven DNA biomarker testing technology (“Core Technology”) for cardiovascular disease invented at the University of Iowa by the Founders, with the goal of becoming one of the leading medical technology companies for enabling precision prevention, early detection and treatment of cardiovascular disease. The Company is transforming the approach to cardiovascular disease from reactive to proactive. The Core Technology is being incorporated into a series of products for major types of cardiovascular disease and associated co-morbidities including coronary heart disease (“CHD”), stroke, heart failure and diabetes.

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company as of and for the period ended March 31, 2025 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025 or any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025.

Reverse Stock Split

The Company held its 2024 annual meeting of stockholders on November 15, 2024, at which the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-40 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. This approval is valid through November 15, 2025.

On April 10, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-30 ratio (the "Reverse Stock Split”) and approved the filing of a Certificate of Amendment (the "Certificate of Amendment”) to the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On May 12, 2025, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Stock Split, effective immediately after the close of trading on Nasdaq on May 12, 2025 (the "Effective Time”). At the Effective Time, every 30 shares of issued and outstanding common stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Stock Split. Instead of issuing fractional shares, the Company rounded shares up or down to the nearest whole number as determined by DTC at the participant level. The Reverse Stock Split did not modify any voting rights or other terms of the common stock. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from 52,160,487 shares to 1,738,683 shares, exclusive of 27 whole shares issued for rounding up fractional shares (which was issued in May 2025), and the number of authorized shares of common stock remains 300 million shares.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-30 Reverse Stock Split for all prior periods presented. Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 11 for information and disclosures relating to adjustments related to the Reverse Stock Split.
7

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Legacy Cardio. All intercompany accounts and transactions have been eliminated.

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

Segments

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”), who is our chief executive officer, for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. Management, including the CODM, reviews operating results solely by monthly revenue and operating results of the Company and, as such, the Company has determined that the Company has one operating segment (product testing) as defined by ASC Topic 280 “Segment Reporting”.

One hundred percent of the Company’s revenues are generated from products testing for major types of cardiovascular disease, and therefore the Company has one operating segment for financial reporting purposes. The Company’s principal products are its Epi+Gen CHD and PrecisionCHD tests. Epi+Gen CHD assesses the risk for a coronary heart disease event, including a heart attack, in the next three years. PrecisionCHD aids in diagnosing and managing coronary heart disease. The tests can be paid for by provider organizations, patients, and/or employers. Customers are generally charged for tests utilized for the minimum committed test volume and the pricing can vary based on organization type, size and volume.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Reportable segment information is presented below:

	March 31,	December 31,
	2025	2024
Current Segment assets
Cash	$9,688,719	$7,827,487
Accounts receivable	9,552	18,612
Prepaid expenses and other current assets	837,222	944,683

Total current segment assets	10,535,493	8,790,782

Long-term segment assets
Property and equipment, net	640,992	672,861
Right of use assets, net	390,171	432,397
Intangible assets, net	1,333	5,333
Deposits	12,850	12,850
Patent costs, net	701,279	701,089

Total segment assets	$12,282,118	$10,615,312

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total consolidated assets.

Reportable segment operating results are presented below:

	Three Months Ended March 31,
Revenue	2025	2024
Product Test sales	$940	$15,928
Total Segment Revenue	$940	$15,928

Segment Operating expenses
Payroll and related costs	$601,046	$2,935,775
Rent and facility expense	66,393	41,555
Legal and professional expense	301,520	349,737
Consulting and contractor expense	160,802	222,778
Insurance expense	156,567	181,737
Filing fees expense	20,131	75,153
Transfer agent expense	6,382	13,566
Software and web computing expense	78,591	72,213
Board compensation expense	49,612	50,000
Investor relations expense	3,750	61,095
Other segment items (a)	97,248	120,332
Research and development expense	2,200	10,840
Sales and marketing expense	41,820	34,402
Amortization expense	45,438	4,793
Interest expense, net	4,504	5,536
Total Segment Net Income	$(1,635,064)	$(4,163,584)

(a)	Other segment items included in segment net income include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the three months ended March 31, 2025 and 2024 were $2,200 and $10,840, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $41,820 and $34,402 were charged to operations for the three months ended March 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2025 and December 31, 2024. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of March 31, 2025 and December 31, 2024, was approximately $9.3 million and $7.5 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. On the condensed consolidated statements of changes in stockholders’ equity and cash flows, payment of placement agent fee has been combined with common stock and warrants issued for cash rather than being separated out, to present net proceeds.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the consolidated financial statements and its plan for adoption, including the adoption date and transition method.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application. Early adoption is also permitted. We are currently evaluating the provisions of this ASU.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2025 and December 31, 2024:

	2025	2024

Office and computer equipment	$23,297	$21,032
Furniture and fixtures	100,340	96,818
Lab equipment	170,423	170,423
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(155,223)	(117,567)
Total	$640,992	$672,861

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $37,656 and $3,587 was charged to operations for the three months ended March 31, 2025 and 2024, respectively.

Note 4 – Intangible Assets

The following table provides details associated with the Company’s acquired identifiable intangible assets at March 31, 2025 and December 31, 2024:

	2025	2024

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(78,667)	(74,667)
Total	$1,333	$5,333

Amortization expense charged to operations was $4,000 for the three months ended March 31, 2025 and March 31, 2024, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Note 5 – Patent Costs

As of March 31, 2025, in the first family of patents and patent applications owned solely by UIRF and is exclusively licensed by Cardio, there are seven granted patents (US (2), EU, China, Australia, India and Hong Kong) and other pending patent applications. The Company has pending patent applications in patent families two, three, four, five and six. Legal fees associated with the patents totaled $701,279 and $701,089, net of accumulated amortization of $48,358 and $6,920 as of March 31, 2025 and December 31, 2024, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $41,438 and $793 for the three months ended March 31, 2025 and 2024, respectively.

Note 6 – Operating Leases

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

Pursuant to ASC Topic 842 Leases, the Company accounted for both leases as operating leases and accounted for the TIA as a lease incentive, which was estimated to be payable on December 1, 2023. The Company received the TIA from landlord in maximum amount of $253,000 on January 16, 2024 and recorded a reimbursement receivable from landlord of $253,000 as of December 31, 2023.

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
12

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

As of March 31, 2025 and December 31, 2024, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

	March 31,	December 31,
	2025	2024

Operating Leases:
Operating lease right-of-use assets, net	$390,171	$432,397
Current portion of operating lease liabilities	$240,707	$237,270
Operating lease liabilities, net of current portion	$364,382	$425,829

As of March 31, 2025, the weighted-average remaining lease terms of the two operating leases were 1.7 years and 3.7 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2025 (remaining period)	$195,785
2026	250,152
2027	102,060
2028	93,555
Total lease payments	641,552
Less: Imputed interest	36,463
Present value of lease liabilities	$605,089

At March 31, 2025, the Company had the following future minimum payments due under the non-cancelable lease:

2025 (remaining period)	$195,785
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$641,552

Consolidated rental expense for all operating leases was $57,586 and $35,816 for the three months ended March 31, 2025 and 2024, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,827	$64,056
Reduction of lease liabilities:
Operating leases	$58,010	$54,735

Note 7 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 was payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Accordingly, Directors and Officers insurance premiums of $550,000 was recorded in prepaid expenses and was amortized over the life of the policy until October 25, 2024. As of October 31, 2024, this finance agreement has been paid in full and insurance premiums have been fully amortized.

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

Finance agreement payable for this agreement was $191,728 and $306,764 at March 31, 2025 and December 31, 2024, respectively. Unamortized balance of Directors and Officers insurance premiums was $257,079 and $368,315 as of March 31, 2025 and December 31, 2024, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants presented below on a post-reverse stock split basis, have not been included in the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 as the result would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024

Stock warrants	284,292	284,292
Stock options	122,332	125,747
Total shares excluded from calculation	406,624	410,039

Note 9 – Stockholders’ Equity

Stock Transactions

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

The 2022 Plan, as approved, permits the issuance of up to 108,851 shares (3,265,516 prior to the Reverse Stock Split) of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. In January 2024, the Compensation Committee approved an annual increase in the Share Reserve of 35,349 shares (1,060,458 prior to the Reverse Stock Split) and in March 2025 the Compensation Committee approved an annual increase in the Share Reserve of 95,721 shares (2,871,638 prior to the Reverse Stock Split).

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Common Stock Issued

Private Placement

In connection with a private offering memorandum that the Company issued through a placement agent on January 23, 2024, the Company completed entering into subscription agreements with 7 accredited investors (the “Subscription Agreements”), whereby the Company issued a total of 18,727 units (“Units”) (561,793 prior to the Reverse Stock Split), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”), and (ii) one six year Common Stock purchase warrant (the “Warrants”), having an exercise price of $53.40 per share ($1.78 prior to the Reverse Stock Split) (the “Private Placement”). The Private Placement resulted in the issuance to investors of 18,727 shares (561,793 prior to the Reverse Stock Split) of Common Stock and 18,727 Warrants (561,793 prior to the Reverse Stock Split) during the three months ended March 31, 2024. The purchase price of the securities was $53.40 per Unit ($1.78 prior to the Reverse Stock Split), resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. The Company used the net proceeds from the Private Placement for working capital and general corporate purposes. The Private Placement closed on February 2, 2024.

In connection with the Private Placement, the Company entered into a Placement Agent Agreement with Altitude Capital Group, LLC, as placement agent (“Altitude Capital” or the “Placement Agent”). The Company’s Non-Executive Chairman of the Board owns 10% of Altitude Capital. Pursuant to the Placement Agent Agreement, at closing, Altitude Capital was paid a cash commission equal to 10% of the gross proceeds received by the Company, plus 20% warrant coverage, providing Altitude Capital with the right to purchase 3,745 shares (112,353 prior to the Reverse Stock Split) of Common Stock at $53.40 per share ($1.78 prior to the Reverse Stock Split) through February 2, 2030 (the “Placement Agent Warrants”).

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 206,713 shares (6,201,377 prior to the Reverse Stock Split) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,511,040 before deducting sales commissions of $87,256 to the placement agent, during the three months ended March 31, 2025.

In connection with the Sales Agreement, the Company sold 16,236 common shares (487,083 prior to the Reverse Stock Split) at various amounts per share to investors for gross proceeds totaling $877,857, before deducting sales commissions of $21,947 to placement agent, during the three months ended March 31, 2024. The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the three months ended March 31, 2025, the Company issued 502 shares (15,071 prior to the Reverse Stock Split) of Common Stock to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000.

During the three months ended March 31, 2024, the Company issued 149 common shares (4,477 prior to the Reverse Stock Split) to 2 consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $8,000.

On March 31, 2024, the Company issued 1,174 shares (35,212 prior to the Reverse Stock Split) of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.
15

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

During the three months ended March 31, 2025 and 2024, in connection with the Private Placement as described above, the Company issued an aggregate of 0 and 22,471 warrants (674,146 prior to the Reverse Stock Split), respectively.

Warrants

Warrant activity during the three months ended March 31, 2025 and 2024 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2023	261,821	$291.05	3.72
Warrants granted	22,471	53.40
Warrants outstanding at March 31, 2024	284,292	$272.26	3.66
Warrants outstanding at December 31, 2024	284,292	$272.26	2.91
No warrant activity	—	—
Warrants outstanding at March 31, 2025	284,292	$272.26	2.66

Options

On January 23, 2024, the Company authorized an additional 35,349 shares (1,060,458 prior to the Reverse Stock Split) to the Equity Incentive Plan Reserve (the “2022 Plan”) and granted 39,594 options (1,187,826 prior to the Reverse Stock Split) to management and employees, 38,894 (1,166,826 prior to the Reverse Stock Split) of which vested immediately with the remaining 700 options (21,000 prior to the Reverse Stock Split) subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $63.30 per share ($2.11 prior to the Reverse Stock Split) with an expiration date of January 23, 2034. The immediately vested 38,894 stock options (1,166,826 prior to the Reverse Stock Split) were valued at $2,461,404 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three months ended March 31, 2024, risk free interest rate of 5.22%, volatility of 228% and an exercise price of $63.30 ($2.11 prior to the Reverse Stock Split). For the remaining 700 options (21,000 prior to the Reverse Stock Split), 250 options (7,500 prior to the Reverse Stock Split) were vested on June 30, 2024, 167 options (5,000 prior to the Reverse Stock Split) were vested on December 31, 2024 and 283 options (8,500 prior to the Reverse Stock Split) were forfeited before vesting with the leaving of the employees before December 31, 2024. The vested stock options were valued at $4,106 at vesting date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these vested stock options during the year ended December 31, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $63.30 ($2.11 prior to the Reverse Stock Split).

On March 31, 2025, the Company granted 2,525 stock options (75,756 prior to the Reverse Stock Split) to members of the board of directors, which vested immediately on grant date. Each option has an exercise price of $9.90 per share ($0.33 prior to the Reverse Stock Split) with an expiration date of March 31, 2035. These immediately vested stock options were valued at $24,612 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three months ended March 31, 2025, risk free interest rate of 4.3908%, volatility of 148% and an exercise price of $9.90 ($0.33 prior to the Reverse Stock Split).

Option activity during the three months ended March 31, 2025 and 2024 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weights Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	86,153	$91.72	8.71
Options granted	39,594	63.30
Options outstanding at March 31, 2024	125,747	$82.77	8.89
Options vested and exercisable at March 31, 2024	125,047	$82.77
Options outstanding at December 31, 2024	119,807	$82.25	8.12
Options granted	2,525	9.90
Options outstanding at March 31, 2025	122,332	$80.76	7.92
Options vested and exercisable at March 31, 2025	122,332	$80.76

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Note 10 – Commitments and Contingencies

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

The Benchmark Company, LLC Right of First Refusal

The Company completed the business combination on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Legacy Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, the Company and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, the parties agreed that the Company would pay Benchmark $230,000 at the closing of the business combination and an additional $435,000 on October 25, 2023. Both of those payments have been made in full. In addition, the Amendment Engagement provided that Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book- runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company is evaluating the claim. No legal proceedings have been instigated.
17

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure was required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition.

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

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 3, 2024, Cardio Diagnostics Holdings, Inc. (the “Company”) received a letter (the “First Nasdaq Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of the Company’s common stock (the “Common Stock”) had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until December 2, 2024, to regain compliance. On December 4, 2024 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance (the "Second Compliance Period”). The determination was based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. As described in Note 11 below, the Company effected a 1-for-30 reverse stock split and began trading on a post-reverse split basis on May 13, 2025 in order to regain compliance with Nasdaq’s minimum bid requirement within the extended cure period. If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $54,746 to date and has paid 2% or $1,294 in total royalty fees to UIRF under the exclusive license.
18

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

Note 11 – Subsequent Events

The Company evaluated its March 31, 2025 condensed consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Reverse Stock Split

On November 15, 2024, the Company held its annual meeting of stockholders.  At such meeting, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-40 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. This approval is valid through November 15, 2025.

On April 10, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-30 ratio (the “Reverse Stock Stock Split”) and approved the filing of a Certificate of Amendment (the "Certificate of Amendment”) to the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On May 12, 2025, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Stock Split, effective immediately after the close of trading on Nasdaq on May 12, 2025 (the “Effective Time”). The Reverse Stock Split did not modify any voting rights or other terms of the common stock, and the number of authorized shares of the Company will remain at 300,000,000.

Unless otherwise noted, share numbers and per share amounts in these financial statements reflect the Reverse Stock Split.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares on May 12, 2025. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	21,628,974	(20,908,008)	720,966
Common stock - amount	$216	$(209)	$7
Additional paid-in capital	$21,568,549	$209	$21,568,758

	December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	45,944,039	(44,412,571)	1,531,468
Common stock - amount	$459	$(444)	$15
Additional paid-in capital	$32,309,162	$444	$32,309,606

	December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	20,540,409	(19,855,729)	684,680
Common stock - amount	$205	$(198)	$7
Additional paid-in capital	$17,326,299	$198	$17,326,497

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2025 and 2024 (UNAUDITED)

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Three Months Ended March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(4,163,584)	—	$(4,163,584)
Weighted average shares used to compute basic and diluted EPS	21,077,225	(20,374,651)	702,574
Loss per share - basic and diluted	$(0.20)	$(5.73)	$(5.93)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three Months Ended March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock options	3,772,425	(3,646,678)	125,747
Common stock warrants	8,528,766	(8,244,474)	284,292

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the three months ended March 31, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price

Options outstanding at December 31, 2023	2,584,599	$3.06	(2,498,446)	$88.66	86,153	$91.72
Options granted	1,187,826	$2.11	(1,148,232)	$61.19	39,594	$63.30
Options cancelled	—	—	—	—	—	—
Options outstanding at March 31, 2024	3,772,425	$2.76	(3,646,678)	$80.01	125,747	$82.77
Options vested and exercisable at March 31, 2024	3,751,425	$2.76	(3,626,378)	$80.01	125,047	$82.77

Warrants were adjusted retroactively to give effect to the Reverse Stock Split for the three months ended March 31, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price

Warrants outstanding at December 31, 2023	7,854,620	$9.70	(7,592,799)	$281.35	261,821	$291.05
Warrants granted	674,146	$1.78	(651,675)	$51.62	22,471	$53.40
Warrants cancelled	—	—	—	—	—	—
Warrants outstanding at March 31, 2024	8,528,766	$9.08	(8,244,474)	$263.18	284,292	$272.26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2024 Annual Report on Form 10-K that was filed on March 20, 2025 (the “2024 Form 10-K”). In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note About Forward-Looking Statements,” above. Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the 2024 Form 10-K (Item 1A therein). Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instance as long as 14 months, Cardio was able to increase the reach of its solutions in 2024, generating revenue from provider organizations and has continued the development of a more robust sales and partnership pipeline. To further increase reach and potentially accelerate partnerships and sales cycles, more seasoned sales personnel in the provider and employer verticals were hired in late 2024. In Q1 2025, the focus of the Company remained in driving adoption of our clinical solutions, predominantly among providers, channel partners and employers. In addition, the Company participated and presented findings at the American College of Cardiology annual conference, and made progress in setting up our laboratory facility.

Cardio expects that sales and partnership cycles will continue to be long. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;

•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;

•	Leverage our newly awarded CPT PLA codes;

•	Expand the adoption of our products across key channels, including health systems and self-insured employers, including for HeartRisk, Cardio’s SaaS product;

•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and

•	Pursue potential strategic partnership(s) and acquisition(s) of one or more synergistic companies.

Recent Developments

Reverse Stock Split

The Company held its 2024 annual meeting of stockholders on November 15, 2024, where the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-40 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. This approval is valid through November 15, 2025.

On April 10, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-30 ratio (the “Reverse Stock Split”) and approved the filing of a Certificate of Amendment (the “Certificate of Amendment”) to the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On May 12, 2025, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Stock Split, effective immediately after the close of trading on Nasdaq on May 12, 2025 (the "Effective Time”). At the Effective Time, every 30 shares of issued and outstanding common stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Stock Split. Instead of issuing fractional shares, the Company rounded shares up or down to the nearest whole number as determined by DTC at the participant level. The Reverse Stock Split did not modify any voting rights or other terms of the common stock. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the opening of the markets on May 13, 2025. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from 52,160,487 shares to 1,738,683 shares, exclusive of 27 whole shares issued for rounding up fractional shares (which was issued in May 2025), and the number of authorized shares of common stock remains 300 million shares.

At the Market Sales Agreement

On January 26, 2024, the Company entered into the Sales Agreement with Craig-Hallum. Pursuant to the Sales Agreement, the Company may sell, at its option, shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725), and declared effective by the SEC on February 1, 2024 (the “Initial Registration Statement”). Additional sales may be made pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775), declared effective by the SEC on February 14, 2025 (the “Additional Registration Statement”) and its accompanying Prospectus Supplement dated February 14, 2025. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

As of May 15, 2025, the Company sold 1,031,981 (30,959,434 prior to the Reverse Stock Split) shares of its Common Stock under the Sales Agreement resulting in proceeds to the Company of $14,681,556, net of offering costs. The Company has paid Craig-Hallum $376,450 in sales commissions. As of May 15, 2025, the Company has not sold any additional shares of Common Stock under the Additional Registration Statement.

Recent Regulatory and Judicial Developments Regarding LDTs

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

On March 31, 2025, a federal district court vacated the FDA final rule, thereby cancelling the rulemaking’s associated requirements. The court held that laboratory developed tests do not meet the definition of a medical device under the Federal Food, Drug, and Cosmetic (“FD&C”) Act and the FDA therefore lacks jurisdiction to regulate them. Laboratories no longer need to comply with the regulatory changes that were set to take effect on May 6, 2025, or with the rulemaking’s other requirements. The federal government did not seek a stay of the district court’s opinion and no appeal has been made to date.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended March 31, 2025 and 2024:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue	$940	$15,928

Operating Expenses
Sales and marketing	41,820	34,402
Research and development	2,200	10,840
General and administrative expenses	1,542,042	4,123,941
Amortization	45,438	4,793
Total operating expenses	(1,631,500)	(4,173,976)
Other (expense) income	(4,504)	(5,536)
Net (loss)	$(1,635,064)	$(4,163,584)

Net Loss

Cardio’s net loss for the three months ended March 31, 2025 was $1,635,064 as compared to $4,163,584 for the three months ended March 31, 2024, a decrease of $2,528,520. The decrease in net loss was primarily the result of a decrease in General and Administrative expenses, associated with stock compensation issued in 2024.

Revenue

Cardio had $940 and $15,928 in revenue for the three months ended March 31, 2025 and 2024, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended March 31, 2025 were $41,820 as compared to $34,402 for the three months ended March 31, 2024, an increase of $7,418. The overall increase was due to an increase in sales and marketing efforts in the first quarter of 2025.

Research and Development

Research and development expense for the three months ended March 31, 2025 was $2,200 as compared to $10,840 for the three months ended March 31, 2024, a decrease of $8,640. The decrease was attributable to the decrease in laboratory runs performed in the 2025 period on new product offerings in the pipeline as compared to laboratory runs performed in the same period in 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025, were $1,542,042 as compared to $4,123,941 for the three months ended March 31, 2024, a decrease of $2,581,899. The overall decrease is primarily due to stock compensation expenses of $2,519,404 in the first quarter of 2024 as compared to $30,612 in the current period of 2025.

General and Administrative expense for the three months ended March 31, 2025 included payroll and related costs of $601,046 (including stock compensation expenses of $30,612), rent and other facility costs of $66,393, legal and professional fees of $301,520, consulting and contractor fees of $160,802, insurance expense of $156,567, filing fees of $20,131, transfer agent fees of $6,382, software and web computing expenses of $78,591, board compensation of $49,612 and general corporate overhead expenses of $100,998.

General and Administrative expense for the three months ended March 31, 2024 included payroll and related costs of $2,935,775 (including stock compensation expenses of $2,519,404), rent and other facility costs of $41,555, legal and professional fees of $349,737, consulting and contractor fees of $222,778, insurance expense of $181,737, filing fees of $75,153, transfer agent fees of $13,566, software and web computing expenses of $72,213, board compensation of $50,000 and general corporate overhead expenses of $181,427.

We expect our general corporate overhead to remain relatively flat. However, we expect an increase in payroll and related costs and other facility costs, including furnishing the facility, capital expenditure of laboratory equipment, and other laboratory materials, as we prepare to put a company laboratory into operation in 2025. Additionally, as a public company, we expect to have to comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

Amortization

Amortization expense for the three months ended March 31, 2025, was $45,438 as compared to $4,793 for the three months ended March 31, 2024. The total amortization expense for the three months ended March 31, 2025 is for intangible assets of $4,000 and patent costs of $41,438 respectively. The total amortization expense for the three months ended March 31, 2024 is for intangible assets of $4,000 and patent costs of $793 respectively.

Other income (expenses)

Total other expense for the three months ended March 31, 2025, was $(4,504) as compared to $(5,536) for the three months ended March 31, 2024. The total other expenses for the three months ended March 31, 2025, consists of interest expense of $4,691, net of interest income of $187. The total other expenses for the three months ended March 31, 2024, consists of interest expense of $5,817, net of interest income of $281.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions and investments, and other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, and their sufficiency to fund our operations. Historically, our principal sources of liquidity have been proceeds from the issuance of equity.

On January 26, 2024, we entered into the Sales Agreement with Craig-Hallum. Pursuant to the Sales Agreement, we may sell, at our option, shares of our Common Stock through Craig-Hallum, as sales agent. Sales of our Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under the Initial Registration Statement and will be made pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Additional Registration Statement.

As of May 15, 2025, we sold 1,031,981 (30,959,434 prior to the Reverse Stock Split) shares of our Common Stock under the Sales Agreement resulting in proceeds to us of $14,681,556, net of offering costs. The Company has paid Craig-Hallum $376,450 in sales commissions. As of May 15, 2025, the Company has not sold any additional shares of Common Stock under the Additional Registration Statement.

On February 2, 2024, we closed a private placement with seven accredited investors, whereby we issued a total of 18,727 (561,793 prior to the Reverse Stock Split) units (“Units”), with each Unit consisting of (i) one share of our Common Stock and (ii) one six-year Common Stock purchase warrant having an exercise price of $53.40 ($1.78 prior to the Reverse Stock Split) per share, subject to adjustment (the "Private Placement”). The Private Placement resulted in the issuance to investors of 18,727 (561,793 prior to the Reverse Stock Split) shares of Common Stock and 18,727 (561,793 prior to the Reverse Stock Split) warrants in an unregistered offering of securities. The purchase price of the securities was $53.40 ($1.78 prior to the Reverse Stock Split) Unit, resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We used the net proceeds from the Private Placement for working capital and general corporate purposes. We have subsequently registered the Private Placement Common Stock and the Common Stock issuable upon the exercise of the Private Placement Warrants on a registration statement on Form S-1 that was declared effective by the SEC on December 3, 2024.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $4.53 on May 14, 2025. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at March 31, 2025 totaled $9,688,719 as compared to $7,827,487 at December 31, 2024, an increase of $1,861,232. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods.

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$1,400,101	$1,233,050
Net cash used in investing activities	47,415	69,941
Net cash provided by financing activities	3,308,748	1,582,607

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2025 was $1,400,101 as compared to $1,233,050 for the three months ended March 31, 2024. The cash used in operations during the three months ended March 31, 2025 is a function of net loss of $1,635,064 adjusted for the following non-cash operating items: depreciation of $37,656, amortization of $87,664, $30,612 in stock-based compensation, a decrease of $9,060 in accounts receivable, a decrease of $107,461 in prepaid expenses and other current assets, an increase of $20,520 in accounts payable and accrued expenses and a decrease in lease liability of $58,010.

The cash used in operations during the three months ended March 31, 2024 was a function of net loss of $4,163,584 adjusted for the following non-cash operating items: depreciation of $3,587, amortization of $24,750, $2,519,404 in stock-based compensation, an increase of $14,028 in accounts receivable, a decrease of $470,050 in prepaid expenses and other current assets, a decrease of $18,494 in accounts payable and accrued expenses and a decrease in lease liability of $54,735.

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2025 was $47,415 compared to $69,941 for the three months ended March 31, 2024. The cash used in investing activities for the three months ended March 31, 2025 and March 31, 2024 was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2025 was $3,308,748 as compared to $1,582,607 for the three months ended March 31, 2024. Cash provided by financing activities for the three months ended March 31, 2025 was due to $3,423,784 in net proceeds from the sale of common stock offset by $115,036 in payments of finance agreement. Cash provided by financing activities for the three months ended March 31, 2024 was due to $1,722,857 in net proceeds from the sale of common stock and warrants offset by $140,250 in payments pursuant to a finance agreement.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2025.

Contractual Obligations

As of March 31, 2025, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The Benchmark Company, LLC Right of First Refusal

The Company completed a business combination with Mana on October 25, 2022. In connection with the proposed business combination, by agreement dated May 13, 2022, Mana engaged The Benchmark Company, LLC (“Benchmark”) as its M&A advisor. Upon closing of the business combination, Legacy Cardio assumed the contractual engagement entered into by Mana. On November 14, 2022, Cardio and Benchmark entered into Amendment No. 1 Engagement Letter (the “Amendment Engagement”). Pursuant to the Amendment Engagement, Benchmark has been granted a right of first refusal to act as lead or joint-lead investment banker, lead or joint-lead book-runner and/or lead or joint-lead placement agent for all future public and private equity and debt offerings through October 25, 2023. Based on the right of first refusal, Benchmark alleges that it is owed damages because the Company entered into the Yorkville Convertible Debenture Transaction without first offering Benchmark the right to serve as the lead or joint-lead placement agent for the transaction. The Company is evaluating the claim. No legal proceedings have been instigated.

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S- 4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement effective on October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and believes that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure was required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Quarterly Report on Form 10-Q, no lawsuit has been filed against the Company by that firm. The firm has indicated its willingness to litigate the matter if a mutually satisfactory resolution cannot be agreed upon; however, Cardio believes that the final outcome will not have a material adverse impact on its financial condition.

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

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 3, 2024, Cardio Diagnostics Holdings, Inc. (the “Company”) received a letter (the “First Nasdaq Bid Price Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is no longer in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of the Company’s common stock (the “Common Stock”) had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until December 2, 2024, to regain compliance. On December 4, 2024 (the “Second Nasdaq Bid Price Letter”), Nasdaq notified the Company that Nasdaq’s Staff has determined that the Company is eligible for an additional 180 calendar day period, or until June 2, 2025, to regain compliance (the "Second Compliance Period”). The determination was based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. The Company effected a 1-for-30 reverse stock split and began trading on a post-reverse split basis on May 13, 2025 in order to regain compliance with Nasdaq’s minimum bid requirement within the extended cure period. If we fail to regain compliance with the minimum bid requirement within the cure period (or extended cure period) or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities.

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $54,746 to date and has paid 2% or $1,294 in total royalty fees to UIRF under the exclusive license.

The Exclusive License Agreement entered into with UIRF and those licenses granted under that license agreement terminate on the expiration of the patent rights licensed under the license agreement, unless certain proprietary, non-patented technical information is still being used by the Company, in which case the license agreement will not terminate until the date of termination of such use. The licenses under the license agreement could terminate prior to the expiration of the licensed patent rights if the Company materially breaches its obligations under the license agreement, including failing to pay the applicable license fees and any interest on such fees, and failing to fully remedy such breach within the period specified in the license agreement, or if the Company enters liquidation, has a receiver or administrator appointed over any assets related to the license agreement, ceases to carry on business, files for bankruptcy or if an involuntary bankruptcy petition is filed against the Company.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures s such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report.. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such additional analysis,, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the period ended March 31, 2025.

Remediation Plans. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

To address the material weakness related to inadequate segregation of duties, we are exploring the following remediation measures during the three months ended March 31, 2025:

•	Implementation of Approval Matrices: We are developing a formalized approval matrix requiring dual authorization for significant financial transactions, such as payments above a specified threshold or changes to the general ledger, to enhance oversight despite staffing constraints.
•	Automation of Key Processes: We are exploring and deploying accounting software with built-in controls to automate certain financial processes, reducing reliance on manual interventions and minimizing error risks.

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of March 31, 2025.

While we believe that these efforts will continue to improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation. The actions that we are taking are subject to ongoing senior management review. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	8-K	2.1	5/31/2022
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	8-K	2.1	9/15/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc. dated May 12, 2025	8-K	3.1	5/13/2025
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Description of Securities	10-K	4.5	4/1/24

Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)

*	Filed herewith.
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

Cardio Diagnostics Holdings, Inc.

Date: May 15, 2025	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

