Form 10-Q
period 2025-06-30
Cardio Diagnostics Holdings, Inc.
filed 2025-08-14
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 1,763,129 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

i

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the "Company,” "Cardio,” "we,” "us,” "our,” and similar words are references to Cardio Diagnostics Holdings, Inc., a Delaware corporation, and its consolidated subsidiary. "Legacy Cardio” refers to Cardio Diagnostics, Inc. prior to the October 2022 Business Combination with Mana Capital Acquisition Corp (“Mana”). Legacy Cardio became our wholly-owned subsidiary as a result of that transaction.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025 (the “2024 Form 10-K”) and in subsequent reports we file with the SEC. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$7,966,500	$7,827,487
Accounts receivable	12,927	18,612
Prepaid expenses and other current assets	723,921	944,683

Total current assets	8,703,348	8,790,782

Long-term assets
Property and equipment, net	621,903	672,861
Right of use assets, net	347,298	432,397
Intangible assets, net	—	5,333
Deposits	12,850	12,850
Patent costs, net	711,148	701,089

Total assets	$10,396,547	$10,615,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$48,724	$87,661
Lease liability - current	244,182	237,270
Finance agreement payable	76,691	306,764

Total current liabilities	369,597	631,695

Long-term liabilities
Lease liability – long term	302,251	425,829

Total liabilities	671,848	1,057,524

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 1,740,269 and 1,531,468 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively*	17	15
Additional paid-in capital	35,794,778	32,309,606
Accumulated deficit	(26,070,096)	(22,751,833)

Total stockholders' equity	9,724,699	9,557,788

Total liabilities and stockholders' equity	$10,396,547	$10,615,312

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

  CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Revenue	$7,475	$7,870	$8,415	$23,798

Operating expenses
Selling, general and administrative expenses	1,686,174	1,290,330	3,317,674	5,464,306

Total operating expenses	1,686,174	1,290,330	3,317,674	5,464,306

Loss from operations	(1,678,699)	(1,282,460)	(3,309,259)	(5,440,508)

Other income (expenses)
Interest income	190	282	377	563
Interest expense	(4,690)	(5,817)	(9,381)	(11,634)

Total other income (expenses)	(4,500)	(5,535)	(9,004)	(11,071)

Loss before provision for income taxes	(1,683,199)	(1,287,995)	(3,318,263)	(5,451,579)

Provision for income taxes	—	—	—	—

Net loss	$(1,683,199)	$(1,287,995)	$(3,318,263)	$(5,451,579)

Basic and fully diluted income (loss) per common share:
Net loss per common share*	$(0.97)	$(1.71)	$(1.94)	$(7.49)

Weighted average common shares outstanding - basic and fully diluted*	1,739,045	753,587	1,712,741	728,081

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2025 and 2024

(unaudited)

			Additional
	Common stock		Paid-in	Accumulated
	Shares*	Amount*	Capital	Deficit	Totals

Balances, December 31, 2024	1,531,468	$15	$32,309,606	$(22,751,833)	$9,557,788

Common stock issued for cash, net of issuance costs	206,713	2	3,423,782	—	3,423,784

Restricted stock awards vested	502	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,612	—	24,612

Net loss	—	—	—	(1,635,064)	(1,635,064)

Balances, March 31, 2025	1,738,683	$17	$35,764,000	$(24,386,897)	$11,377,120

Restricted stock awards vested	1,559	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,778	—	24,778

Fractional shares adjustment	27	—	—	—	—

Net loss	—	—	—	(1,683,199)	(1,683,199)

Balances, June 30, 2025	1,740,269	$17	$35,794,778	$(26,070,096)	$9,724,699

Balances, December 31, 2023	684,680	$7	$17,326,497	$(14,368,380)	$2,958,124

Common stock and warrants issued for cash, net of issuance costs	34,963	—	1,722,857	—	1,722,857

Restricted stock awards vested	1,323	—	58,000	—	58,000

Compensation for vested stock options	—	—	2,461,404	—	2,461,404

Net loss	—	—	—	(4,163,584)	(4,163,584)

Balances, March 31, 2024	720,966	$7	$21,568,758	$(18,531,964)	$3,036,801

Common stock issued for cash	55,822	1	1,298,698	—	1,298,699

Restricted stock awards vested	315	—	6,000	—	6,000

Compensation for vested stock options	—	—	20,731	—	20,731

Net loss	—	—	—	(1,287,995)	(1,287,995)

Balances, June 30, 2024	777,103	$8	$22,894,187	$(19,819,959)	$3,074,236

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,318,263)	$(5,451,579)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	75,441	39,579
Amortization	139,022	69,877
Stock-based compensation expense	61,390	2,546,135
Changes in operating assets and liabilities:
Accounts receivable	5,685	(2,560)
Prepaid expenses and other current assets	220,762	656,310
Accounts payable and accrued expenses	(38,937)	(191,132)
Lease liability	(116,666)	(110,080)

NET CASH USED IN OPERATING ACTIVITIES	(2,971,566)	(2,443,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(24,483)	(187,881)
Patent costs incurred	(58,649)	(83,129)

NET CASH USED IN INVESTING ACTIVITIES	(83,132)	(271,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	3,423,784	3,021,556
Payments of finance agreement	(230,073)	(280,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,193,711	2,741,056

NET INCREASE IN CASH	139,013	26,596

CASH - BEGINNING OF PERIOD	7,827,487	1,283,523

CASH - END OF PERIOD	$7,966,500	$1,310,119

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,381	$11,634
Income taxes	$—	$—

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company as of and for the period ended June 30, 2025 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025 or any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025.

Reverse Stock Split

The Company held its annual meeting of stockholders on November 15, 2024, where the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-5 and 1-for-40 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range.

On April 10, 2025, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-30 ratio (the "Reverse Stock Split”) and approved the filing of a Certificate of Amendment (the "Certificate of Amendment”) to the Third Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On May 12, 2025, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Stock Split, effective immediately after the close of trading on Nasdaq on May 12, 2025 (the "Effective Time”). At the Effective Time, every 30 shares of issued and outstanding common stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Stock Split. Instead of issuing fractional shares, the Company rounded shares up or down to the nearest whole number as determined by DTC at the participant level. The Reverse Stock Split did not modify any voting rights or other terms of the common stock. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on May 13, 2025. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from 52,160,487 shares to 1,738,683 shares, exclusive of 27 whole shares issued for rounding up fractional shares (which was issued in May 2025), and the number of authorized shares of common stock remains 300 million shares.

Unless otherwise indicated, all issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-30 Reverse Stock Split for all prior periods presented. Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares on May 12, 2025. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	June 30, 2024
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock - shares	23,313,070	(22,535,967)	777,103
Common stock - amount	$233	$(225)	$8
Additional paid-in capital	$22,893,962	$225	$22,894,187

	March 31, 2024
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock - shares	21,628,974	(20,908,008)	720,966
Common stock - amount	$216	$(209)	$7
Additional paid-in capital	$21,568,549	$209	$21,568,758

	December 31, 2024
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock - shares	45,944,039	(44,412,571)	1,531,468
Common stock - amount	$459	$(444)	$15
Additional paid-in capital	$32,309,162	$444	$32,309,606

	December 31, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock - shares	20,540,409	(19,855,729)	684,680
Common stock - amount	$205	$(198)	$7
Additional paid-in capital	$17,326,299	$198	$17,326,497

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Six months ended June 30, 2024
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Loss attributable to common shareholders	$(5,451,579)	$—	$(5,451,579)
Weighted average shares used to compute basic and diluted EPS	21,842,422	(21,114,341)	728,081
Loss per share - basic and diluted	$(0.25)	$(7.24)	$(7.49)

	Three months ended June 30, 2024
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Loss attributable to common shareholders	$(1,287,995)	$—	$(1,287,995)
Weighted average shares used to compute basic and diluted EPS	22,607,618	(21,854,031)	753,587
Loss per share - basic and diluted	$(0.06)	$(1.65)	$(1.71)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Six months ended June 30, 2024
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock options	3,796,725	(3,670,168)	126,557
Common stock warrants	8,528,766	(8,244,474)	284,292

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the six months ended June 30, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at December 31, 2023	2,584,599	$3.06	(2,498,446)	$88.66	86,153	$91.72
Options granted	1,218,126	$2.07	(1,177,522)	$60.07	40,604	$62.14
Options cancelled	(6,000)	$2.11	5,800	$61.19	(200)	$63.30
Options outstanding at June 30, 2024	3,796,725	$2.74	(3,670,168)	$79.53	126,557	$82.27
Options vested and exercisable at June 30, 2024	3,789,225	$2.74	(3,662,918)	$79.53	126,307	$82.27

Warrants were adjusted retroactively to give effect to the Reverse Stock Split for the six months ended June 30, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Warrants	Weighted Average	Warrants	Weighted Average	Warrants	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Warrants outstanding at December 31, 2023	7,854,620	$9.70	(7,592,799)	$281.35	261,821	$291.05
Warrants granted	674,146	$1.78	(651,675)	$51.62	22,471	$53.40
Warrants cancelled	—	—	—	—	—	—
Warrants outstanding at June 30, 2024	8,528,766	$9.08	(8,244,474)	$263.18	284,292	$272.26

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

One hundred percent of the Company’s revenues are generated from products tests for major types of cardiovascular disease, and therefore the Company has one operating segment for financial reporting purposes. The Company’s principal products are its Epi+Gen CHD and PrecisionCHD tests. Epi+Gen CHD assesses the risk for a coronary heart disease event, including a heart attack, in the next three years. PrecisionCHD aids in diagnosing and managing coronary heart disease. The tests can be paid for by provider organizations, patients, and/or employers. Customers are generally charged for tests utilized for the minimum committed test volume and the pricing can vary based on organization type, size and volume.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment information is presented below:

	June 30,	December 31,
	2025	2024
Current Segment assets
Cash	$7,966,500	$7,827,487
Accounts receivable	12,927	18,612
Prepaid expenses and other current assets	723,921	944,683

Total current segment assets	8,703,348	8,790,782

Long-term segment assets
Property and equipment, net	621,903	672,861
Right of use assets, net	347,298	432,397
Intangible assets, net	—	5,333
Deposits	12,850	12,850
Patent costs, net	711,148	701,089

Total segment assets	$10,396,547	$10,615,312

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Reportable segment operating results are presented below:

	Six Months Ended June 30,
Revenue	2025	2024
Product Test sales	$8,415	$23,798
Total Segment Revenue	$8,415	$23,798

Segment Operating expenses
Payroll and related costs	$961,517	$3,387,020
Rent and facility expense	155,854	101,222
Legal and professional expense	511,264	444,473
Consulting and contractor expense	326,707	396,277
Insurance expense	314,830	363,558
Filing fees expense	42,290	76,957
Transfer agent expense	11,936	20,153
Software and web computing expense	180,314	137,488
Board compensation expense	99,390	99,958
Investor relations expense	7,500	67,524
Other segment items (a)	233,990	249,788
Research and development expense	165,296	18,120
Sales and marketing expense	252,863	92,181
Amortization expense	53,923	9,587
Interest expense, net	9,004	11,071
Total Segment Net Income (Loss)	$(3,318,263)	$(5,451,579)

(a)	Other segment items included in segment net income (loss) include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended June 30,
Revenue	2025	2024
Product Test sales	$7,475	$7,870
Total Segment Revenue	$7,475	$7,870

Segment Operating expenses
Payroll and related costs	$360,471	$451,245
Rent and facility expense	89,461	59,667
Legal and professional expense	209,744	94,736
Consulting and contractor expense	165,905	173,499
Insurance expense	158,263	181,821
Filing fees expense	22,159	1,804
Transfer agent expense	5,554	6,587
Software and web computing expense	101,723	65,275
Board compensation expense	49,778	49,958
Investor relations expense	3,750	6,429
Other segment items (a)	136,742	129,456
Research and development expense	163,096	7,280
Sales and marketing expense	211,043	57,779
Amortization expense	8,485	4,794
Interest expense, net	4,500	5,535
Total Segment Net Income (Loss)	$(1,683,199)	$(1,287,995)

(a)	Other segment items included in segment net income (loss) include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the six months ended June 30, 2025 and 2024 were $165,296 and $18,120, respectively, and for the three months ended June 30, 2025 and 2024 were $163,096 and $7,280, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $50,435 and $92,181 were charged to operations for the six months ended June 30, 2025 and 2024, respectively, and of $8,615 and $57,779 for the three months ended June 30, 2025 and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of June 30, 2025 and December 31, 2024. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of June 30, 2025 and December 31, 2024 was approximately $7.6 million and $7.5 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. On the condensed consolidated statements of changes in stockholders’ equity and cash flows, payment of placement agent fee has been combined with common stock and warrants issued for cash rather than being separated out, to present net proceeds.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and early adoption is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the condensed consolidated financial statements and its plan for adoption, including the adoption date and transition method.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2025 and December 31, 2024:

	2025	2024

Office and computer equipment	$29,264	$21,032
Furniture and fixtures	113,069	96,818
Lab equipment	170,423	170,423
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(193,008)	(117,567)
Total	$621,903	$672,861

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $75,441 and $39,579 was charged to operations for the six months ended June 30, 2025 and 2024, respectively, and of $37,785 and $35,992 for the three months ended June 30, 2025 and 2024, respectively.

Note 4 – Intangible Assets

The following table provides details associated with the Company’s acquired identifiable intangible assets at June 30, 2025 and December 31, 2024:

	2025	2024

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(80,000)	(74,667)
Total	$—	$5,333

Amortization expense charged to operations was $5,333 and $8,000 for the six months ended June 30, 2025 and 2024, respectively, and $1,333 and $4,000 for the three months ended June 30, 2025 and 2024, respectively.

Note 5 – Patent Costs

As of June 30, 2025, in the first family of patents and patent applications owned solely by UIRF which is exclusively licensed by Cardio, there are eight granted patents (US (2), EU, China, Australia, India, Hong Kong and Japan) and other pending patent applications. The Company has pending patent applications in patent families two, three, four, five and six. Legal fees associated with the patents totaled $711,148 and $701,089, net of accumulated amortization of $55,510 and $6,920 as of June 30, 2025 and December 31, 2024, respectively and are presented in the condensed consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $48,590 and $1,587 for the six months ended June 30, 2025 and 2024, respectively, and $7,152 and $794 for the three months ended June 30, 2025 and 2024, respectively.

Note 6 – Operating Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, net of current portion in the Company’s condensed consolidated balance sheets.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2025 and December 31, 2024, operating lease ROU assets and operating lease liabilities are recorded on the condensed consolidated balance sheets as follows:

	June 30,	December 31,
	2025	2024

Operating Leases:
Operating lease right-of-use assets, net	$347,298	$432,397
Current portion of operating lease liabilities	$244,182	$237,270
Operating lease liabilities, net of current portion	$302,251	$425,829

As of June 30, 2025, the weighted-average remaining lease terms of the two operating leases were 1.42 years and 3.42 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2025 (remaining period)	$130,958
2026	250,152
2027	102,060
2028	93,555
Total lease payments	576,725
Less: Imputed interest	30,292
Present value of lease liabilities	$546,433

At June 30, 2025, the Company had the following future minimum payments due under the non-cancelable lease:

2025 (remaining period)	$130,958
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$576,725

Consolidated rental expense for all operating leases was $126,525 and $91,398 for the six months ended June 30, 2025 and 2024, respectively, and $68,939 and $55,582 for the three months ended June 30, 2025 and 2024, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129,653	$128,112
Reduction of lease liabilities:
Operating leases	$116,666	$110,080

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Finance agreement payable for this agreement was $76,691 and $306,764 at June 30, 2025 and December 31, 2024, respectively. Unamortized balance of Directors and Officers insurance premiums was $144,607 and $368,315 as of June 30, 2025 and December 31, 2024, respectively.

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants presented below on a post-reverse stock split basis, have not been included in the computation of diluted net loss per share for the six months ended June 30, 2025 and 2024 as the result would be anti-dilutive.

	Six Months Ended
	June 30,
	2025	2024

Stock warrants	284,292	284,292
Stock options	128,860	126,557
Total shares excluded from calculation	413,152	410,849

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

The 2022 Plan, as approved, permits the issuance of up to 108,851 shares (3,265,516 prior to the Reverse Stock Split) of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. In January 2024, the Compensation Committee approved an annual increase in the Share Reserve of 35,349 shares (1,060,458 prior to the Reverse Stock Split). On March 31, 2025, the Compensation Committee approved an increase in the Share Reserve of 95,721 shares (2,871,638 prior to the Reverse Stock Split).

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock Issued

Private Placement

In connection with a private offering memorandum that the Company issued through a placement agent on January 23, 2024, the Company completed entering into subscription agreements with 7 accredited investors (the “Subscription Agreements”), whereby the Company issued a total of 18,727 units (“Units”) (561,793 prior to the Reverse Stock Split), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”), and (ii) one six year Common Stock purchase warrant (the “Warrants”), having an exercise price of $53.40 per share ($1.78 prior to the Reverse Stock Split) (the “Private Placement”). The Private Placement resulted in the issuance to investors of 18,727 shares (561,793 prior to the Reverse Stock Split) of Common Stock and 18,727 Warrants (561,793 prior to the Reverse Stock Split) during the six months ended June 30, 2024. The purchase price of the securities was $53.40 per Unit ($1.78 prior to the Reverse Stock Split), resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. The Private Placement closed on February 2, 2024.

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

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 206,713 shares (6,201,377 prior to the Reverse Stock Split) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,511,040 before deducting sales commissions of $87,256 to the placement agent, during the six months ended June 30, 2025.

In connection with the Sales Agreement, the Company sold 72,058 common shares (2,161,737 prior to the Reverse Stock Split) at various amounts per share to investors for gross proceeds totaling $2,176,556, before deducting sales commissions of $54,399 to placement agent, during the six months ended June 30, 2024 (among which 55,822 shares of common stock (1,674,654 prior to the Reverse Stock Split) were sold for gross proceeds totaling $1,298,699 before deducting sales commissions of $32,452 to placement agent during the three months ended June 30, 2024). The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the three and six months ended June 30, 2025, the Company issued 1,559 shares and 2,061 shares (on a Reverse Stock Split-adjusted basis) of Common Stock to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000 and $12,000, respectively.

During the three and six months ended June 30, 2024, the Company issued 315 common shares (9,442 prior to the Reverse Stock Split) and 464 shares (13,919 prior to the Reverse Stock Split) to 2 consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000 and $14,000, respectively.

On March 31, 2024, the Company issued 1,174 shares (35,212 prior to the Reverse Stock Split) of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

Warrants

During the six months ended June 30, 2025 and 2024, in connection with the Private Placement as described above, the Company issued an aggregate of 0 and 22,471 warrants (674,146 prior to the Reverse Stock Split), respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrant activity during the six months ended June 30, 2025 and 2024 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2023	261,821	$291.05	3.72
Warrants granted	22,471	53.40
Warrants outstanding at June 30, 2024	284,292	$272.26	3.41
Warrants outstanding at December 31, 2024	284,292	$272.26	2.91
No warrant activity	—	—
Warrants outstanding at June 30, 2025	284,292	$272.26	2.41

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

On March 31, 2025, the Company authorized an additional 95,721 shares (2,871,638 prior to the Reverse Stock Split) to the 2022 Plan and granted 2,524 stock options (75,756 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $9.90 per share ($0.33 prior to the Reverse Stock Split) with an expiration date of March 31, 2035. These immediately vested stock options were valued at $24,612 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the six months ended June 30, 2025, risk free interest rate of 4.3908%, volatility of 148% and an exercise price of $9.90 ($0.33 prior to the Reverse Stock Split).

On June 30, 2025, the Company granted 6,944 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $3.60 per share with an expiration date of June 30, 2035. These immediately vested stock options were valued at $24,778 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and six months ended June 30, 2025, risk free interest rate of 4.39%, volatility of 161% and an exercise price of $3.60.

On June 30, 2024, the Company granted 1,012 stock options (30,300 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $16.50 per share ($0.55 prior to the Reverse Stock Split) with an expiration date of June 30, 2034. These immediately vested stock options were valued at $16,625 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and six months ended June 30, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $16.50 ($0.55 prior to the Reverse Stock Split).

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Option activity during the six months ended June 30, 2025 and 2024 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	86,153	$91.72	8.71
Options granted	40,604	62.14
Options expired or cancelled or forfeited	(200)	63.30
Options outstanding at June 30, 2024	126,557	$82.27	8.65
Options vested and exercisable at June 30, 2024	126,307	$82.27
Options outstanding at December 31, 2024	119,807	$82.25	8.12
Options granted	9,468	5.28
Options expired or cancelled or forfeited	(415)	63.30
Options outstanding at June 30, 2025	128,860	$76.66	7.80
Options vested and exercisable at June 30, 2025	128,860	$76.66

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
16

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $62,221 to date and has paid 2% or approximately $1,300 in total royalty fees to UIRF under the exclusive license.

Note 11 – Subsequent Events

The Company evaluated its June 30, 2025 condensed consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to June 30, 2025, the Company sold 22,860 common shares for gross proceeds totaling $103,912 under the At-the-Market Issuance Sales Agreement as of the date of this report.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instance as long as 14 months, Cardio was able to increase the reach of its solutions in 2024, generating revenue from provider organizations and has continued the development of a more robust sales and partnership pipeline. To further increase reach and potentially accelerate partnerships and sales cycles, more seasoned sales personnel in the provider and employer verticals were hired in late 2024. In Q1 and Q2 2025, the focus of the Company remained in driving adoption of our clinical solutions, predominantly among providers, channel partners and employers. In addition, the Company made progress in the Medicare reimbursement process where the Company received preliminary gapfill pricing from the Centers for Medicare and Medicaid for the Epi+Gen CHD and PrecisionCHD tests, onboarding a new employer client and in setting up our laboratory facility.

Cardio expects that sales and partnership cycles will continue to be long. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;
•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;
•	Leverage our newly awarded CPT PLA codes and expand reimbursement efforts;
•	Expand the adoption of our products across key channels, including health systems and self-insured employers, including for HeartRisk, Cardio’s SaaS product;
•	Explore additional market opportunities in the US and internationally;
•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and
•	Pursue potential strategic partnership(s) and acquisition(s) of one or more synergistic companies.

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

As of August 14, 2025, the Company sold 1,054,841 shares of its Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $14,782,871, net of offering costs. The Company has paid Craig-Hallum $379,048 in sales commissions.

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

On March 31, 2025, a federal district court vacated the FDA final rule, thereby cancelling the rulemaking’s associated requirements. The court held that laboratory developed tests do not meet the definition of a medical device under the Federal Food, Drug, and Cosmetic (“FD&C”) Act and the FDA therefore lacks jurisdiction to regulate them. Laboratories no longer need to comply with the regulatory changes that were set to take effect on May 6, 2025, or with the rulemaking’s other requirements. The federal government did not seek a stay of the district court’s opinion and did not file an appeal of the ruling, which means the district court decision remains in effect. .

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended June 30, 2025 and 2024:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended June 30,
	2025	2024
Revenue
Revenue	$7,475	$7,870

Operating Expenses
Selling, general and administrative expenses	1,686,174	1,290,330
Total operating expenses	(1,686,174)	(1,290,330)
Other (expense) income	(4,500)	(5,535)
Net (loss)	$(1,683,199)	$(1,287,995)

Comparisons for the six months ended June 30, 2025 and 2024:

The following table presents summary of consolidated operating results for the six-month periods indicated:

	Six Months Ended June 30,
	2025	2024
Revenue
Revenue	$8,415	$23,798

Operating Expenses
Selling, general and administrative expenses	3,317,674	5,464,306
Total operating expenses	(3,317,674)	(5,464,306)
Other (expense) income	(9,004)	(11,071)
Net (loss)	$(3,318,263)	$(5,451,579)

Net Loss

Cardio’s net loss for the three months ended June 30, 2025 was $1,683,199 as compared to $1,287,995 for the three months ended June 30, 2024, an increase of $395,204. The increase in net loss was primarily the result of an increase in Selling, General and Administrative expenses associated with an increase in personnel in 2025.

Cardio’s net loss for the six months ended June 30, 2025 was $3,318,263 as compared to $5,451,579 for the six months ended June 30, 2024, a decrease of $2,133,316. The decrease in net loss was primarily the result of a decrease in General and Administrative expenses associated with stock compensation issued in 2024.

Revenue

Cardio had $7,475 and $7,870 in revenue for the three months ended June 30, 2025 and 2024, respectively.

Cardio had $8,415 and $23,798 in revenue for the six months ended June 30, 2025 and 2024, respectively. The decrease in revenue was noted in Q1 as a result of the conclusion of the Family Medicine Specialists’ Heart Attack Prevention testing initiative. Additional providers have been and are continuing to be onboarded as noted by Q2 revenue.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the three months ended June 30, 2025, were $1,686,174 as compared to $1,290,330 for the three months ended June 30, 2024, an increase of $395,844. The overall increase was primarily due to an increase in legal and professional expenses, payroll related expenses due to more personnel in 2025, research and development expenses and sales and marketing expenses.

Selling, General and Administrative Expenses for the three months ended June 30, 2025 included payroll and related costs of $360,471, research and development expense of $163,096, sales and marketing expense of $211,043, rent and other, facility costs of $89,461, legal and professional fees of $209,744, consulting and contractor fees of $165,905, insurance expense of $158,263, filing fees of $22,159, transfer agent fees of $5,554, software and web computing expenses of $101,723, board compensation of $49,778, investor relations expense of $3,750, general corporate overhead expenses of $136,742 and amortization expense of $8,485. The total amortization expense for the three months ended June 30, 2025 is for intangible assets of $1,333 and patent costs of $7,152 respectively.

Selling, General and Administrative Expenses for the three months ended June 30, 2024 included payroll and related costs of $451,245, research and development expense of $7,280, sales and marketing expense of $57,779, rent and other facility costs of $59,667, legal and professional fees of $94,736, consulting and contractor fees of $173,499, insurance expense of $181,821, filing fees of $1,804, transfer agent fees of $6,587, software and web computing expenses of $65,275, board compensation of $49,958, investor relations expense of $6,429, general corporate overhead expenses of $129,456 and amortization expense of $4,794. The total amortization expense for the three months ended June 30, 2024 is for intangible assets of $4,000 and patent costs of $794 respectively.

Selling, General and Administrative Expenses for the six months ended June 30, 2025, were $3,317,674 as compared to $5,464,306 for the six months ended June 30, 2024, a decrease of $2,146,632. The overall decrease is primarily due to stock compensation expenses of $2,546,135 in the six months of 2024 as compared to $61,390 in the same period of 2025, offset by more payroll related expenses due to more personnel in 2025.

Selling, General and Administrative Expenses for the six months ended June 30, 2025 included payroll and related costs of $961,517, research and development expense of $165,296, sales and marketing expense of $252,863, rent and other facility costs of $155,854, legal and professional fees of $511,264, consulting and contractor fees of $326,707, insurance expense of $314,830, filing fees of $42,290, transfer agent fees of $11,936, software and web computing expenses of $180,314, board compensation of $99,390, investor relations expenses of $7,500, general corporate overhead expenses of $233,990 and amortization expense of $53,923. The total amortization expense for the six months ended June 30, 2025 is for intangible assets of $5,333 and patent costs of $48,590 respectively.

Selling, General and Administrative Expenses for the six months ended June 30, 2024 included payroll and related costs of $3,387,020 (including stock compensation expenses of $2,546,135), research and development expense of $18,120, sales and marketing expense of $92,181, rent and other facility costs of $101,222, legal and professional fees of $444,473, consulting and contractor fees of $396,277, insurance expense of $363,558, filing fees of $76,957, transfer agent fees of $20,153, software and web computing expenses of $137,488, board compensation of $99,958, investor relations expense of $67,524, general corporate overhead expenses of $249,788 and amortization expense of $9,587. The total amortization expense for the six months ended June 30, 2024 is for intangible assets of $8,000 and patent costs of $1,587 respectively.

We expect our general corporate overhead to remain relatively flat. However, we expect an increase in payroll and related costs and other facility costs, including furnishing the laboratory facility, capital expenditure of laboratory equipment, and other laboratory materials, in order to put our company laboratory into operation in the second half of 2025. Additionally, as a public company, we expect to have to comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

Other income (expenses)

Total other expense for the three months ended June 30, 2025, was $(4,500) as compared to $(5,535) for the three months ended June 30, 2024. The total other expense for the three months ended June 30, 2025, consists of interest expense of $4,690, net of interest income of $190. The total other expense for the three months ended June 30, 2024, consists of interest expense of $5,817, net of interest income of $282.

Total other expense for the six months ended June 30, 2025, was $(9,004) as compared to $(11,071) for the six months ended June 30, 2024. The total other expense for the six months ended June 30, 2025, consists of interest expense of $9,381, net of interest income of $377. The total other expense for the six months ended June 30, 2024, consists of interest expense of $11,634, net of interest income of $563.

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

On January 26, 2024, we entered into the Sales Agreement with Craig-Hallum. Pursuant to the Sales Agreement, we may sell, at our option, shares of our Common Stock through Craig-Hallum, as sales agent. Sales of our Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under a shelf registration statement declared effective in February 2024 (File No. 333-276725) and will continue to be made pursuant to the Sales Agreement up to an aggregate of $9,476,508 under a second shelf registration statement declared effective in February 2025 (File No. 333-284775).

As of August 14, 2025, we sold 1,054,841 shares of our Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to us of $14,782,871, net of offering costs. We have paid Craig-Hallum $379,048 in sales commissions.

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

We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and grow our business. We expect that our primary cash needs for the remainder of 2025 and for the foreseeable future will be for funding day-to-day operations and working capital requirements, funding our growth strategy, paying the setup expenses of our internal laboratory and paying expenses incurred in connection with our ongoing FDA submission activities. We explore our financing options on an ongoing basis. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction. We expect that for the remainder of 2025, we will rely primarily on the ongoing ATM Offering, provided that market conditions are favorable.

At the upcoming 2025 annual meeting of stockholders, our stockholders will be asked to approve the future issuance of shares of Common Stock and/or securities convertible into or exercisable for Common Stock equal to 20% or more of the Common Stock outstanding in one or more non-public transactions as required by Nasdaq Marketplace Listing Rule 5635(d) (the "Share Issuance Proposal”). This proposal is identical to the proposals approved by our stockholders in 2023 and 2024, neither of which we relied upon for financing options, and the authorizations provided thereby expired. Any non-public financing transaction undertaken in connection with this approval will be conducted within the parameters set forth in the Share Issuance Proposal described in the proxy statement for the 2025 annual meeting, if the proposal is approved. We currently have no specific plans for such an offering but believe having that option available provides our Board of Directors with added flexibility in meeting the Company’s liquidity needs.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $3.82 on August 13, 2025. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at June 30, 2025 totaled $7,966,500 as compared to $7,827,487 at December 31, 2024, an increase of $139,013. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods.

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$2,971,566	$2,443,450
Net cash used in investing activities	83,132	271,010
Net cash provided by financing activities	3,193,711	2,741,056

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2025 was $2,971,566 as compared to $2,443,450 for the six months ended June 30, 2024. The cash used in operations during the six months ended June 30, 2025 is a function of net loss of $3,318,263 adjusted for the following non-cash operating items: depreciation of $75,441, amortization of $139,022, $61,390 in stock-based compensation, a decrease of $5,685 in accounts receivable, a decrease of $220,762 in prepaid expenses and other current assets, a decrease of $38,937 in accounts payable and accrued expenses and a decrease in lease liability of $116,666.

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

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2025 was $83,132 compared to $271,010 for the six months ended June 30, 2024. The cash used in investing activities for the six months ended June 30, 2025 and 2024 was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2025 was $3,193,711 as compared to $2,741,056 for the six months ended June 30, 2024. Cash provided by financing activities for the six months ended June 30, 2025 was due to $3,423,784 in net proceeds from the sale of common stock offset by $230,073 in payments of finance agreement. Cash provided by financing activities for the six months ended June 30, 2024 was due to $3,021,556 in net proceeds from the sale of common stock and warrants offset by $280,500 in payments pursuant to a finance agreement.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2025.

Contractual Obligations

As of June 30, 2025, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $62,221 to date and has paid 2% or approximately $1,300 in total royalty fees to UIRF under the exclusive license.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such additional analysis, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the period ended June 30, 2025.

Inadequate Segregation of Duties.  This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

Remediation Plans.  To address the material weakness related to inadequate segregation of duties, we explored the following remediation measures during the six months ended June 30, 2025:

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

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cardio Diagnostics Holdings, Inc.

Date: August 14, 2025	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

