Form 10-Q
period 2025-09-30
Cardio Diagnostics Holdings, Inc.
filed 2025-11-12
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 1,826,051 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

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

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash	$6,355,218	$7,827,487
Accounts receivable	11,221	18,612
Prepaid expenses and other current assets	561,033	944,683

Total current assets	6,927,472	8,790,782

Long-term assets
Property and equipment, net	744,335	672,861
Right of use assets, net	303,767	432,397
Intangible assets, net	—	5,333
Deposits	12,850	12,850
Patent costs, net	800,478	701,089

Total assets	$8,788,902	$10,615,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$150,734	$87,661
Lease liability - current	247,714	237,270
Finance agreement payable	—	306,764

Total current liabilities	398,448	631,695

Long-term liabilities
Lease liability – long term	238,883	425,829

Total liabilities	637,331	1,057,524

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 1,766,607 and 1,531,468 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively*	18	15
Additional paid-in capital	35,936,185	32,309,606
Accumulated deficit	(27,784,632)	(22,751,833)

Total stockholders' equity	8,151,571	9,557,788

Total liabilities and stockholders' equity	$8,788,902	$10,615,312

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

  CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Revenue	$2,855	$6,580	$11,270	$30,378

Operating expenses
Selling, general and administrative expenses	1,714,452	1,415,547	5,032,126	6,879,853

Total operating expenses	1,714,452	1,415,547	5,032,126	6,879,853

Loss from operations	(1,711,597)	(1,408,967)	(5,020,856)	(6,849,475)

Other income (expenses)
Interest income	189	280	566	843
Interest expense	(3,128)	(3,879)	(12,509)	(15,513)

Total other income (expenses)	(2,939)	(3,599)	(11,943)	(14,670)

Loss before provision for income taxes	(1,714,536)	(1,412,566)	(5,032,799)	(6,864,145)

Provision for income taxes	—	—	—	—

Net loss	$(1,714,536)	$(1,412,566)	$(5,032,799)	$(6,864,145)

Basic and fully diluted income (loss) per common share:
Net loss per common share*	$(0.98)	$(1.73)	$(2.91)	$(9.07)

Weighted average common shares outstanding - basic and fully diluted*	1,757,900	814,762	1,727,959	757,185

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2025 and 2024

(UNAUDITED)

			Additional
	Common stock		Paid-in	Accumulated
	Shares*	Amount*	Capital	Deficit	Totals

Balances, December 31, 2024	1,531,468	$15	$32,309,606	$(22,751,833)	$9,557,788

Common stock issued for cash, net of issuance costs	206,713	2	3,423,782	—	3,423,784

Restricted stock awards vested	502	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,612	—	24,612

Net loss	—	—	—	(1,635,064)	(1,635,064)

Balances, March 31, 2025	1,738,683	$17	$35,764,000	$(24,386,897)	$11,377,120

Restricted stock awards vested	1,559	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,778	—	24,778

Fractional shares adjustment	27	—	—	—	—

Net loss	—	—	—	(1,683,199)	(1,683,199)

Balances, June 30, 2025	1,740,269	$17	$35,794,778	$(26,070,096)	$9,724,699

Common stock issued for cash, net of issuance costs	26,338	1	116,645	—	116,646

Compensation for vested stock options	—	—	24,762	—	24,762

Net loss	—	—	—	(1,714,536)	(1,714,536)

Balances, September 30, 2025	1,766,607	$18	$35,936,185	$(27,784,632)	$8,151,571

Balances, December 31, 2023	684,680	$7	$17,326,497	$(14,368,380)	$2,958,124

Common stock and warrants issued for cash, net of issuance costs	34,963	—	1,722,857	—	1,722,857

Restricted stock awards vested	1,323	—	58,000	—	58,000

Compensation for vested stock options	—	—	2,461,404	—	2,461,404

Net loss	—	—	—	(4,163,584)	(4,163,584)

Balances, March 31, 2024	720,966	$7	$21,568,758	$(18,531,964)	$3,036,801

Common stock issued for cash	55,822	1	1,298,698	—	1,298,699

Restricted stock awards vested	315	—	6,000	—	6,000

Compensation for vested stock options	—	—	20,731	—	20,731

Net loss	—	—	—	(1,287,995)	(1,287,995)

Balances, June 30, 2024	777,103	$8	$22,894,187	$(19,819,959)	$3,074,236

Common stock issued for cash	233,473	2	2,001,895	—	2,001,897

Restricted stock awards vested	625	—	6,000	—	6,000

Compensation for vested stock options	—	—	16,618	—	16,618

Net loss	—	—	—	(1,412,566)	(1,412,566)

Balances, September 30, 2024	1,011,201	$10	$24,918,700	$(21,232,525)	$3,686,185

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,032,799)	$(6,864,145)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	115,843	76,341
Amortization	188,208	115,632
Stock-based compensation expense	86,152	2,568,753
Changes in operating assets and liabilities:
Accounts receivable	7,391	(9,140)
Prepaid expenses and other current assets	383,650	846,715
Accounts payable and accrued expenses	63,073	(168,405)
Lease liability	(176,502)	(166,560)

NET CASH USED IN OPERATING ACTIVITIES	(4,364,984)	(3,600,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187,317)	(211,127)
Patent costs incurred	(153,634)	(138,450)

NET CASH USED IN INVESTING ACTIVITIES	(340,951)	(349,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	3,540,430	5,023,453
Payments of finance agreement	(306,764)	(374,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,233,666	4,649,453

NET (DECREASE) INCREASE IN CASH	(1,472,269)	699,067

CASH - BEGINNING OF PERIOD	7,827,487	1,283,523

CASH - END OF PERIOD	$6,355,218	$1,982,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,509	$15,513
Income taxes	$—	$—

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company as of and for the period ended September 30, 2025 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025 or any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 20, 2025.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	30,336,010	(29,324,809)	1,011,201
Common stock - amount	$303	$(293)	$10
Additional paid-in capital	$24,918,407	$293	$24,918,700

	June 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	23,313,070	(22,535,967)	777,103
Common stock - amount	$233	$(225)	$8
Additional paid-in capital	$22,893,962	$225	$22,894,187

	March 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	21,628,974	(20,908,008)	720,966
Common stock - amount	$216	$(209)	$7
Additional paid-in capital	$21,568,549	$209	$21,568,758

	December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	45,944,039	(44,412,571)	1,531,468
Common stock - amount	$459	$(444)	$15
Additional paid-in capital	$32,309,162	$444	$32,309,606

	December 31, 2023
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock - shares	20,540,409	(19,855,729)	684,680
Common stock - amount	$205	$(198)	$7
Additional paid-in capital	$17,326,299	$198	$17,326,497

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Nine months ended September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(6,864,145)	$—	$(6,864,145)
Weighted average shares used to compute basic and diluted EPS	22,715,559	(21,958,374)	757,185
Loss per share - basic and diluted	$(0.30)	$(8.77)	$(9.07)

	Three months ended September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(1,412,566)	$—	$(1,412,566)
Weighted average shares used to compute basic and diluted EPS	24,442,853	(23,628,091)	814,762
Loss per share - basic and diluted	$(0.06)	$(1.67)	$(1.73)

The following shares of common stock exercisable or issuable from outstanding stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Nine months ended September 30, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock options	3,868,970	(3,740,004)	128,966
Common stock warrants	8,528,766	(8,244,474)	284,292

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the nine months ended September 30, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2023	2,584,599	$3.06	(2,498,446)	$88.66	86,153	$91.72
Options granted	1,292,871	$1.96	(1,249,775)	$56.97	43,096	$58.93
Options cancelled	(8,500)	$2.11	8,217	$61.19	(283)	$63.30
Options outstanding at September 30, 2024	3,868,970	$2.69	(3,740,004)	$78.13	128,966	$80.82
Options vested and exercisable at September 30, 2024	3,863,970	$2.69	(3,735,171)	$78.13	128,799	$80.82

Warrant shares issuable upon exercise of a warrant and the related exercise price per whole share of Common Stock were adjusted retroactively to give effect to the Reverse Stock Split for the nine months ended September 30, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised

	Warrant shares Outstanding	Weighted Average Exercise Price	Warrant shares Outstanding	Weighted Average Exercise Price	Warrant shares Outstanding	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	7,854,620	$9.70	(7,592,799)	$281.35	261,821	$291.05
Warrants granted	674,146	$1.78	(651,675)	$51.62	22,471	$53.40
Warrants outstanding at September 30, 2024	8,528,766	$9.08	(8,244,474)	$263.18	284,292	$272.26

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reportable segment information is presented below:

	September 30, 2025	December 31, 2024
Current Segment assets
Cash	$6,355,218	$7,827,487
Accounts receivable	11,221	18,612
Prepaid expenses and other current assets	561,033	944,683

Total current segment assets	6,927,472	8,790,782

Long-term segment assets
Property and equipment, net	744,335	672,861
Right of use assets, net	303,767	432,397
Intangible assets, net	—	5,333
Deposits	12,850	12,850
Patent costs, net	800,478	701,089

Total segment assets	$8,788,902	$10,615,312

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the balance sheet as total consolidated assets.

Reportable segment operating results are presented below:

	Nine Months Ended September 30,
Revenue	2025	2024
Product Test sales	$11,270	$30,378
Total Segment Revenue	$11,270	$30,378

Segment Operating Expenses
Payroll and related costs	$1,312,755	$3,898,268
Rent and facility expense	223,085	171,967
Legal and professional expense	770,060	590,273
Consulting and contractor expense	528,598	560,113
Insurance expense	473,153	547,667
Filing fees expense	71,700	82,212
Transfer agent expense	23,250	35,551
Software and web computing expense	251,055	217,205
Board compensation expense	149,152	149,910
Investor relations expense	8,948	76,453
Other segment items (a)	360,881	368,238
Research and development expense	354,345	23,367
Sales and marketing expense	445,566	144,240
Amortization expense	59,578	14,389
Interest expense, net	11,943	14,670
Total Segment Operating Expenses	5,044,069	6,894,523
Total Segment Net Income (Loss)	$(5,032,799)	$(6,864,145)

(a)	Other segment items included in segment net income (loss) include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,
Revenue	2025	2024
Product Test sales	$2,855	$6,580
Total Segment Revenue	$2,855	$6,580

Segment Operating Expenses
Payroll and related costs	$351,238	$511,248
Rent and facility expense	67,231	70,745
Legal and professional expense	258,796	145,800
Consulting and contractor expense	201,891	163,836
Insurance expense	158,323	184,109
Filing fees expense	29,410	5,255
Transfer agent expense	11,314	15,398
Software and web computing expense	70,741	79,717
Board compensation expense	49,762	49,952
Investor relations expense	1,448	8,929
Other segment items (a)	126,891	118,450
Research and development expense	189,049	5,247
Sales and marketing expense	192,703	52,059
Amortization expense	5,655	4,802
Interest expense, net	2,939	3,599
Total Segment Operating Expenses	1,717,391	1,419,146
Total Segment Net Income (Loss)	$(1,714,536)	$(1,412,566)

(a)	Other segment items included in segment net income (loss) include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the nine months ended September 30, 2025 and 2024 were $354,345 and $23,367, respectively, and for the three months ended September 30, 2025 and 2024 were $189,049 and $5,247, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $81,513 and $144,240 were charged to operations for the nine months ended September 30, 2025 and 2024, respectively, and of $31,078 and $52,059 for the three months ended September 30, 2025 and 2024, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of September 30, 2025 and December 31, 2024. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at a major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of September 30, 2025 and December 31, 2024, was approximately $6.0 million and $7.5 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of the major financial institution that the Company uses for its banking, that the credit risk with regard to these deposits is not significant.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. On the condensed consolidated statements of changes in stockholders’ equity and cash flows, payment of placement agent fee has been combined with common stock and warrants issued for cash rather than being separated out, to present net proceeds.

Recent Accounting Pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 was effective for annual reporting periods beginning after December 15, 2024. The Company will adopt the standard on the effective date in our annual reporting for the year ended December 31, 2025. The standard can be applied either prospectively or retrospectively.

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

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2025-05 will have on the consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2025 and December 31, 2024:

	2025	2024

Office and computer equipment	$29,264	$21,032
Furniture and fixtures	115,839	96,818
Lab equipment	330,487	170,423
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(233,410)	(117,567)
Total	$744,335	$672,861

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was undertaken in January 2024.

Depreciation expense of $115,843 and $76,341 was charged to operations for the nine months ended September 30, 2025 and 2024, respectively, and of $40,402 and $36,762 for the three months ended September 30, 2025 and 2024, respectively.

Note 4 – Intangible Assets

The following table provides details associated with the Company’s acquired identifiable intangible assets at September 30, 2025 and December 31, 2024:

	2025	2024

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(80,000)	(74,667)
Total	$—	$5,333

Amortization expense charged to operations was $5,333 and $12,000 for the nine months ended September 30, 2025 and 2024, respectively, and $0 and $4,000 for the three months ended September 30, 2025 and 2024, respectively.

Note 5 – Patent Costs

As of September 30, 2025, our patent portfolio includes six patent families. In the first family of patents and patent applications owned solely by UIRF and exclusively licensed by Cardio, there are granted patents in the US (two), EU (subsequently validated in the United Kingdom, France, Germany, Italy, Switzerland, Ireland and Hong Kong), China, Australia, India, and Japan and other pending patent applications. The Company also has pending patent applications in patent families two, three, four, five and six. Legal fees associated with the patents totaled $800,478 and $701,089, net of accumulated amortization of $61,165 and $6,920 as of September 30, 2025 and December 31, 2024, respectively and are presented in the condensed consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $54,245 and $2,389 for the nine months ended September 30, 2025 and 2024, respectively, and $5,655 and $802 for the three months ended September 30, 2025 and 2024, respectively.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In 2023, the Company entered into a lease agreement for office space in Chicago, Illinois, commencing on August 1, 2023 for a term of three years and four months and expiring on November 30, 2026. The monthly rent for August to November 2023 was abated and the Company started to make monthly rental installments from December 2023 of $12,847. The monthly rental payment increased by approximately 2% every August starting from August 2024.

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

Pursuant to ASC Topic 842 Leases, the Company accounted for both leases as operating leases and accounted for the TIA as a lease incentive, which was estimated to be payable on December 1, 2023. The Company received the TIA from the landlord in maximum amount of $253,000 on January 16, 2024 and recorded a reimbursement receivable from landlord of $253,000 as of December 31, 2023.

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

As of September 30, 2025 and December 31, 2024, operating lease ROU assets and operating lease liabilities are recorded on the condensed consolidated balance sheets as follows:

	September 30, 2025	December 31, 2024

Operating Leases:
Operating lease right-of-use assets, net	$303,767	$432,397
Current portion of operating lease liabilities	$247,714	$237,270
Operating lease liabilities, net of current portion	$238,883	$425,829

As of September 30, 2025, the weighted-average remaining lease terms of the two operating leases were 1.17 years and 3.17 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2025 (remaining period)	$65,610
2026	250,152
2027	102,060
2028	93,555
Total lease payments	511,377
Less: Imputed interest	24,780
Present value of lease liabilities	$486,597

At September 30, 2025, the Company had the following future minimum payments due under the non-cancelable lease:

2025 (remaining period)	$65,610
2026	250,152
2027	102,060
2028	93,555
Total minimum lease payments	$511,377

Consolidated rental expense for all operating leases was $173,559 and $158,065 for the nine months ended September 30, 2025 and 2024, respectively, and $47,034 and $66,667 for the three months ended September 30, 2025 and 2024, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$195,002	$192,681
Reduction of lease liabilities:
Operating leases	$176,502	$166,560

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 was payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Accordingly, Directors and Officers insurance premiums of $550,000 was recorded in prepaid expenses and was amortized over the life of the policy until October 25, 2024. As of October 31, 2024, this finance agreement was paid in full and insurance premiums were fully amortized.

On October 25, 2024, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2024. The amount financed of $383,455 was payable in 10 monthly installments plus interest at a rate of 8.80% through August 25, 2025. Accordingly, Directors and Officers insurance premiums of $451,124 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2025.

Finance agreement payable for this agreement was $0 and $306,764 at September 30, 2025 and December 31, 2024, respectively. Unamortized balance of Directors and Officers insurance premiums was $30,899 and $368,315 as of September 30, 2025 and December 31, 2024, respectively.

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares of Common Stock presented below on a post-reverse stock split basis that are exercisable or issuable from outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2025 and 2024 as the result would be anti-dilutive.

	Nine Months Ended September 30,
	2025	2024

Stock warrants	284,292	284,292
Stock options	135,096	128,966
Total shares excluded from calculation	419,388	413,258

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock Issued

Private Placement

On February 2, 2024 (pre-dating the 1-for-30 reverse stock split effected in May 2025), in accordance with executed subscription agreements with seven accredited investors (the “Subscription Agreements”), the Company closed on the sale of 561,793 units (the “Units”), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”) and (ii) one six year Common Stock purchase warrant (the “Warrants”), which warrants are exercisable until February 2, 2030 at an exercise price of $1.78 ($53.40 on a post-reverse stock split basis) per share, subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization, including the 1-for-30 reverse stock split the Company effected on May 12, 2025. The Units were sold to the investors in a private placement at a sale price of $1.78 ($53.40 on a post-reverse stock split basis) per Unit (the “Private Placement”), resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. The Company used the net proceeds from the Private Placement for working capital and general corporate purposes. On a post-reverse stock split basis, the Company issued 18,727 shares and warrants that are exercisable for 18,727 shares, all at an exercise price of $53.40 per share, during the nine months ended September 30, 2024.

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

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 233,051 shares on the post-reverse stock split basis (which includes 206,713 shares that were sold prior to the Reverse Stock Split, originally 6,201,377 shares) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,630,677 before deducting sales commissions of $90,247 to the placement agent, during the nine months ended September 30, 2025 (among which 26,338 shares of common stock were sold for gross proceeds totaling $119,637 before deducting sales commissions of $2,991 to placement agent during the three months ended September 30, 2025).

In connection with the Sales Agreement, the Company sold 305,531 common shares (9,165,931 prior to the Reverse Stock Split) at various amounts per share to investors for gross proceeds totaling $4,178,453, before deducting sales commissions of $104,446 to placement agent, during the nine months ended September 30, 2024 (among which 233,473 shares of common stock (7,004,194 prior to the Reverse Stock Split) were sold for gross proceeds totaling $2,001,897 before deducting sales commissions of $50,047 to placement agent during the three months ended September 30, 2024). The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the three and nine months ended September 30, 2025, the Company issued 0 shares and 2,061 shares (on a Reverse Stock Split-adjusted basis) of Common Stock to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $0 and $12,000, respectively.

During the three and nine months ended September 30, 2024, the Company issued 625 common shares (18,746 prior to the Reverse Stock Split) and 1,089 shares (32,665 prior to the Reverse Stock Split) to 2 consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $6,000 and $20,000, respectively.

On March 31, 2024, the Company issued 1,174 shares (35,212 prior to the Reverse Stock Split) of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

Warrants

During the nine months ended September 30, 2025 and 2024, in connection with the Private Placement as described above, the Company issued warrants that are exercisable for an aggregate of 0 and 22,471 shares of Common Stock (674,146 prior to the Reverse Stock Split), respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrant activity during the nine months ended September 30, 2025 and 2024 was as follows:

	Warrant shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2023	261,821	$291.05	3.72
Warrants granted	22,471	53.40
Warrants outstanding at September 30, 2024	284,292	$272.26	3.16
Warrants outstanding at December 31, 2024	284,292	$272.26	2.91
No warrant activity	—	—
Warrants outstanding at September 30, 2025	284,292	$272.26	2.16

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

On March 31, 2025, the Company authorized an additional 95,721 shares (2,871,638 prior to the Reverse Stock Split) to the 2022 Plan and granted 2,524 stock options (75,756 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $9.90 per share ($0.33 prior to the Reverse Stock Split) with an expiration date of March 31, 2035. These immediately vested stock options were valued at $24,612 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2025, risk free interest rate of 4.3908%, volatility of 148% and an exercise price of $9.90 ($0.33 prior to the Reverse Stock Split).

On June 30, 2025, the Company granted 6,944 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $3.60 per share with an expiration date of June 30, 2035. These immediately vested stock options were valued at $24,778 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2025, risk free interest rate of 4.39%, volatility of 161% and an exercise price of $3.60.

On September 30, 2025, the Company granted 6,236 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $4.01 per share with an expiration date of September 30, 2035. These immediately vested stock options were valued at $24,762 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and nine months ended September 30, 2025, risk free interest rate of 4.42%, volatility of 159% and an exercise price of $4.01.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On September 30, 2024, the Company granted 2,492 stock options (74,744 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $6.60 per share ($0.22 prior to the Reverse Stock Split) with an expiration date of September 30, 2034. These immediately vested stock options were valued at $16,618 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and nine months ended September 30, 2024, risk free interest rate of 3.79%, volatility of 184% and an exercise price of $6.60 ($0.22 prior to the Reverse Stock Split).

Option activity during the nine months ended September 30, 2025 and 2024 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	86,153	$91.72	8.71
Options granted	43,096	58.93
Options expired or cancelled or forfeited	(283)	63.30
Options outstanding at September 30, 2024	128,966	$80.82	7.72
Options vested and exercisable at September 30, 2024	128,799	$80.82
Options outstanding at December 31, 2024	119,807	$82.25	8.12
Options granted	15,704	4.78
Options expired or cancelled or forfeited	(415)	63.30
Options outstanding at September 30, 2025	135,096	$73.30	7.66
Options vested and exercisable at September 30, 2025	135,096	$73.30

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Directors and Officers Insurance

In connection with the Company’s various contractual obligations arising in the ordinary course of business, the Company is required to maintain insurance coverage for claims against its directors and officers.

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $65,076 to date and has paid 2% or approximately $1,300 in total royalty fees to UIRF under the exclusive license.

Note 11 – Subsequent Events

The Company evaluated its September 30, 2025 condensed consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to September 30, 2025, the Company sold 59,444 common shares for gross proceeds totaling $269,813 under the At-the-Market Issuance Sales Agreement as of the date of this report.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the Covid-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around Covid-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The Epi+Gen CHD™ and PrecisionCHD™ tests are coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instance as long as 14 months, Cardio has been able to increase the number of provider organizations offering its tests and has continued the development of a more robust sales and partnership pipeline. In the nine months ended September 30, 2025, the focus of the Company remained in driving adoption of our clinical solutions, predominantly among providers, channel partners and employers. In addition, the Company made progress in its ongoing expansion to additional markets such as the VA and international, partnering with the YMCA of East Tennessee to offer testing to its members and community, and in setting up our laboratory facility.

Cardio expects that sales and partnership cycles will continue to be long, especially with the current economic uncertainty. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;
•	Offer laboratory services once our laboratory setup is complete;
•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;
•	Leverage our CPT PLA codes and expand reimbursement efforts;
•	Expand the adoption of our products across key channels, including health systems and self-insured employers, including for HeartRisk, Cardio’s SaaS product;
•	Explore additional market opportunities in the US and internationally;
•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and
•	Pursue potential strategic partnership(s) and acquisition(s) of one or more synergistic companies.

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

As of November 12, 2025, the Company sold 1,117,763 shares of its Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $15,061,270, net of offering costs. The Company has paid Craig-Hallum $386,186 in sales commissions.

Recent Regulatory and Judicial Developments Regarding LDTs

On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. Pursuant to the rule, laboratory developed tests (“LDTs”), i.e., tests designed, manufactured, and used within a single CLIA-certified high complexity laboratory, are medical devices subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act. The final rule also announced FDA’s intention to apply its medical device requirements to LDTs. Under the final rule, all LDTs, unless subject to a specific exemption, would be subject to premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. FDA intends to phase in these requirements beginning May 6, 2025. The final rule stated that certain categories of LDTs would be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA would apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review. FDA would similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (“NYS-CLEP”).

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended September 30, 2025 and 2024:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended September 30,
	2025	2024
Revenue
Revenue	$2,855	$6,580

Operating Expenses
Selling, general and administrative expenses	1,714,452	1,415,547
Total operating expenses	(1,714,452)	(1,415,547)
Other (expense) income	(2,939)	(3,599)
Net (loss)	$(1,714,536)	$(1,412,566)

Comparisons for the nine months ended September 30, 2025 and 2024:

The following table presents summary of consolidated operating results for the nine-month periods indicated:

	Nine Months Ended September 30,
	2025	2024
Revenue
Revenue	$11,270	$30,378

Operating Expenses
Selling, general and administrative expenses	5,032,126	6,879,853
Total operating expenses	(5,032,126)	(6,879,853)
Other (expense) income	(11,943)	(14,670)
Net (loss)	$(5,032,799)	$(6,864,145)

Net Loss

Cardio’s net loss for the three months ended September 30, 2025 was $1,714,536 as compared to $1,412,566 for the three months ended September 30, 2024, an increase of $301,970. The increase in net loss was primarily the result of an increase in Selling, General and Administrative expenses associated with an increase in personnel and professional fees in 2025.

Cardio’s net loss for the nine months ended September 30, 2025 was $5,032,799 as compared to $6,864,145 for the nine months ended September 30, 2024, a decrease of $1,831,346. The decrease in net loss was primarily the result of a decrease in General and Administrative expenses associated with stock compensation issued in 2024.

Revenue

Cardio had $2,855 and $6,580 in revenue for the three months ended September 30, 2025 and 2024, respectively.

Cardio had $11,270 and $30,378 in revenue for the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenue is a result of the conclusion of the Family Medicine Specialists’ Heart Attack Prevention testing initiative.

Additional providers and other organizations are continuing to be onboarded. However, there is a one to three quarter period from onboarding to ramping up usage of tests. The new provider organizations are also smaller and have lesser patients in general than Family Medicine Specialists.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses for the three months ended September 30, 2025, were $1,714,452 as compared to $1,415,547 for the three months ended September 30, 2024, an increase of $298,905. The overall increase was primarily due to an increase in personnel, legal and professional expenses, consulting and contractor expenses, research and development expenses and sales and marketing expenses.

Selling, General and Administrative Expenses for the three months ended September 30, 2025 included payroll and related costs of $351,238, research and development expense of $189,049, sales and marketing expense of $192,703, rent and other facility costs of $67,231, legal and professional fees of $258,796, consulting and contractor fees of $201,891, insurance expense of $158,323, filing fees of $29,410, transfer agent fees of $11,314, software and web computing expenses of $70,741, board compensation of $49,762, investor relations expense of $1,448, general corporate overhead expenses of $126,891 and amortization expense of $5,655. The total amortization expense for the three months ended September 30, 2025 is for patent costs.

Selling, General and Administrative Expenses for the three months ended September 30, 2024 included payroll and related costs of $511,248, research and development expense of $5,247, sales and marketing expense of $52,059, rent and other facility costs of $70,745, legal and professional fees of $145,800, consulting and contractor fees of $163,836, insurance expense of $184,109, filing fees of $5,255, transfer agent fees of $15,398, software and web computing expenses of $79,717, board compensation of $49,952, investor relations expense of $8,929, general corporate overhead expenses of $118,450 and amortization expense of $4,802. The total amortization expense for the three months ended September 30, 2024 is for intangible assets of $4,000 and patent costs of $802 respectively.

Selling, General and Administrative Expenses for the nine months ended September 30, 2025, were $5,032,126 as compared to $6,879,853 for the nine months ended September 30, 2024, a decrease of $1,847,727. The overall decrease is primarily due to stock compensation expenses of $2,568,753 in the nine months of 2024 as compared to $86,152 in the same period of 2025, offset by more payroll related expenses due to more personnel in 2025.

Selling, General and Administrative Expenses for the nine months ended September 30, 2025 included payroll and related costs of $1,312,755, research and development expense of $354,345, sales and marketing expense of $445,566, rent and other facility costs of $223,085, legal and professional fees of $770,060, consulting and contractor fees of $528,598, insurance expense of $473,153, filing fees of $71,700, transfer agent fees of $23,250, software and web computing expenses of $251,055, board compensation of $149,152, investor relations expenses of $8,948, general corporate overhead expenses of $360,881 and amortization expense of $59,578. The total amortization expense for the nine months ended September 30, 2025 is for intangible assets of $5,333 and patent costs of $54,245 respectively.

Selling, General and Administrative Expenses for the nine months ended September 30, 2024 included payroll and related costs of $3,898,268, research and development expense of $23,367, sales and marketing expense of $144,240, rent and other facility costs of $171,967, legal and professional fees of $590,273, consulting and contractor fees of $560,113, insurance expense of $547,667, filing fees of $82,212, transfer agent fees of $35,551, software and web computing expenses of $217,205, board compensation of $149,910, investor relations expense of $76,453, general corporate overhead expenses of $368,238 and amortization expense of $14,389. The total amortization expense for the nine months ended September 30, 2024 is for intangible assets of $12,000 and patent costs of $2,389 respectively.

We expect our general corporate overhead to remain relatively flat. However, we expect an increase in payroll and related costs and other facility costs, including furnishing the laboratory facility, capital expenditure of laboratory equipment, and other laboratory materials, in order to put our company laboratory into operation in the fourth quarter of 2025. Additionally, as a public company, we expect to have to comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

Other income (expenses)

Total other expense for the three months ended September 30, 2025, was $(2,939) as compared to $(3,599) for the three months ended September 30, 2024. The total other expense for the three months ended September 30, 2025, consists of interest expense of $3,128, net of interest income of $189. The total other expense for the three months ended September 30, 2024, consists of interest expense of $3,879, net of interest income of $280.

Total other expense for the nine months ended September 30, 2025, was $(11,943) as compared to $(14,670) for the nine months ended September 30, 2024. The total other expense for the nine months ended September 30, 2025, consists of interest expense of $12,509, net of interest income of $566. The total other expense for the nine months ended September 30, 2024, consists of interest expense of $15,513, net of interest income of $843.

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

As of November 12, 2025, the Company sold 1,117,763 shares of its Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $15,061,270, net of offering costs. The Company has paid Craig-Hallum $386,186 in sales commissions.

On February 2, 2024 (pre-dating the 1-for-30 reverse stock split effected in May 2025), in accordance with executed subscription agreements with seven accredited investors (the “Subscription Agreements”), we closed on the sale of 561,793 units (the “Units”), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”) and (ii) one six year Common Stock purchase warrant (the “Warrants”), which warrants are exercisable until February 2, 2030 at an exercise price of $1.78 ($53.40 on a post-reverse stock split basis) per share, subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization, including the 1-for-30 reverse stock split we effected on May 12, 2025. The Units were sold to the investors in a private placement at a sale price of $1.78 ($53.40 on a post-reverse stock split basis) per Unit (the “Private Placement”), resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We used the net proceeds from the Private Placement for working capital and general corporate purposes. On a post-reverse stock split basis, the Company issued 18,727 shares and warrants that are exercisable for 18,727 shares, all at an exercise price of $53.40 per share. We have subsequently registered the Private Placement Common Stock and the Common Stock issuable upon the exercise of the Private Placement Warrants on a registration statement on Form S-1 that was declared effective by the SEC on December 3, 2024 and subsequently on September 19, 2025.

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

At our 2025 annual meeting of stockholders, our stockholders approved the future issuance of shares of Common Stock and/or securities convertible into or exercisable for Common Stock equal to 20% or more of the Common Stock outstanding in one or more non-public transactions as required by Nasdaq Marketplace Listing Rule 5635(d) (the "Share Issuance Proposal”). This proposal was identical to the proposals approved by our stockholders in 2023 and 2024, neither of which we relied upon for financing options, and the authorizations provided thereby expired. Any non-public financing transaction undertaken in connection with this approval will be conducted within the parameters set forth in the Share Issuance Proposal described in the proxy statement for the 2025 annual meeting. We currently have no specific plans for such an offering but believe having that option available provides our Board of Directors with added flexibility in meeting the Company’s liquidity needs.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was 3.86 on November 10, 2025. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at September 30, 2025 totaled $6,355,218 as compared to $7,827,487 at December 31, 2024, a decrease of $1,472,269. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods.

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$4,364,984	$3,600,809
Net cash used in investing activities	340,951	349,577
Net cash provided by financing activities	3,233,666	4,649,453

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2025 was $4,364,984 as compared to $3,600,809 for the nine months ended September 30, 2024. The cash used in operations during the nine months ended September 30, 2025 is a function of net loss of $5,032,799 adjusted for the following non-cash operating items: depreciation of $115,843, amortization of $188,208, $86,152 in stock-based compensation, a decrease of $7,391 in accounts receivable, a decrease of $383,650 in prepaid expenses and other current assets, an increase of $63,073 in accounts payable and accrued expenses and a decrease in lease liability of $176,502.

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

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2025 was $340,951 compared to $349,577 for the nine months ended September 30, 2024. The cash used in investing activities for the nine months ended September 30, 2025 and 2024 was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $3,233,666 as compared to $4,649,453 for the nine months ended September 30, 2024. Cash provided by financing activities for the nine months ended September 30, 2025 was due to $3,540,430 in net proceeds from the sale of common stock offset by $306,764 in payments of finance agreement. Cash provided by financing activities for the nine months ended September 30, 2024 was due to $5,023,453 in net proceeds from the sale of common stock and warrants offset by $374,000 in payments pursuant to a finance agreement.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2025.

Contractual Obligations

As of September 30, 2025, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $65,076 to date and has paid 2% or approximately $1,300 in total royalty fees to UIRF under the exclusive license.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on March 20, 2025. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2025.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the period ended September 30, 2025.

Inadequate Segregation of Duties.  This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

Remediation Plans.  To address the material weakness related to inadequate segregation of duties, we explored the following remediation measures during the three and nine months ended September 30, 2025:

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

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cardio Diagnostics Holdings, Inc.

Date: November 12, 2025	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

