Form 10-K
period 2025-12-31
Cardio Diagnostics Holdings, Inc.
filed 2026-03-13
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Capital Market on June 30, 2025) was approximately $5.8 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

As of March 13, 2026, there were 2,959,469 shares of common stock, par value $0.00001 issued and outstanding. Documents Incorporated by Reference: None.

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

The Company effected a 1-for-30 reverse stock split effective May 12, 2025 (the "Reverse Stock Split”). Unless otherwise indicated, all issued and outstanding stock and per share amounts referred to in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split for all prior periods presented. Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans and outstanding warrants, and the number of shares underlying outstanding equity awards and warrants, as applicable. See Note 1 for information and disclosures relating to adjustments related to the Reverse Stock Split.

 CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the "Securities Act,” and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” "believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements such as the following:

•	the possibility that we may be adversely impacted by economic, business, and/or competitive factors;
•	our limited operating history makes it difficult to evaluate our business and prospects;
•	the success, cost and timing of our product development and commercialization activities, including the degree to which Epi+Gen CHD™ and PrecisionCHD™, our currently-available tests, are accepted and adopted by patients, healthcare professionals and other participants in other key channels may not meet our current expectations;
•	changes in applicable laws or regulations could negatively impact our current business plans, in particular with respect to regulation of laboratory-developed tests;
•	we may be unable to obtain and maintain regulatory clearance or approval for our tests, and any related restrictions and limitations of any cleared or approved product could negatively impact our financial condition;
•	the pricing of our products and services and reimbursement for medical tests conducted using our products and services may not be sufficient to achieve our financial goals;
•	we may be unable to successfully compete with other companies currently marketing or engaged in the development of products and services that could serve the same or similar functions as our products and services;
•	the size and growth potential of the markets for our products and services, and our ability to serve those markets, either alone or in partnership with others may not meet our current expectations;
•	we may be unable to maintain our existing or future licenses, or manufacturing, supply and distribution agreements;
•	we may be unable to identify, in-license or acquire additional technology needed to develop new products or services;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing may not be accurate;
•	we may be unable to raise needed financing in the future on acceptable terms, if at all;
•	we may be unable to maintain our listing on The Nasdaq Stock Market;
•	the ongoing or future impact from the coronavirus disease or other global health crises could cause significant economic and social disruption, and such impact on our business is uncertain; and
•	there are other risks and uncertainties indicated in this report, including those under the section entitled “Risk Factors” that will be included in any prospectus or prospectus supplement, and other filings that have been made or will be made with the SEC by us that could materially alter our current expectations.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Recent Developments

At the Market Sales Agreement

On January 26, 2024, the Company entered into the Sales Agreement with Craig-Hallum Capital Group, LLC (“Craig-Hallum”). Pursuant to the Sales Agreement, the Company may sell, at its option, shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725), and declared effective by the SEC on February 1, 2024 (the “Initial Registration Statement”). Additional sales have been, and may continue to be made, pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775), declared effective by the SEC on February 14, 2025 (the “Additional Registration Statement”) and its accompanying Prospectus Supplement dated February 14, 2025. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

In connection with the Sales Agreement, the Company sold 825,268 common shares (24,758,057 prior to the Reverse Stock Split) at various amounts per share to investors for gross proceeds totaling $11,546,949, before deducting sales commissions of $288,921 to placement agent, during the year ended December 31, 2024. The Company also paid the placement agent a fee of $55,000.

During the year ended December 31, 2025, in connection with the Sales Agreement the Company sold 292,495 shares on the post-reverse stock split basis (which includes 206,713 shares that were sold prior to the Reverse Stock Split, originally 6,201,377 shares) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,900,492 before deducting sales commissions of $96,994 to the placement agent. Subsequent to December 31, 2025, the Company sold 1,133,418 shares of Common Stock for gross proceeds totaling $3,788,174 under the At-the-Market Issuance Sales Agreement as of the date of this report.

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

Risks Related to Our Business, Industry and Business Operations

•	We have a limited operating history that makes it impossible to reliably predict future growth and operating results.
•	We have an unproven business model, have not generated significant revenues and can provide no assurance of generating significant revenues or operating profit.
•	The healthcare commercialization process is inherently lengthy and subject to regulatory, reimbursement, evidentiary and behavioral factors, which, combined with clinical adoption of novel diagnostic technologies that frequently spans multiple years, results in a lengthy period from initial development to widespread utilization and resulting revenue, which, in some cases, may span a decade or more.
•	The market for epigenetic tests is fairly new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our business plan.
•	The estimates of market opportunity and forecasts of market growth included in this Annual Report on Form 10-K may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
•	If we are not able to enhance or introduce new products that achieve market acceptance and keep pace with technological developments, our business, results of operations and financial condition could be harmed.
•	The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.
•	Our growth strategy may not prove viable and expected growth and value may not be realized.
•	Our future growth could be harmed if we lose the services of our key personnel.

•	We may face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business and operating results will be harmed.
•	Our business depends on customers increasing their use of our existing and future products, and we may experience loss of customers or a decline in their use of our solutions, particularly, but not exclusively, if we are unsuccessful in securing Medicare and other payor reimbursement.
•	We rely on a limited number of suppliers, contract manufacturers, and logistics providers for our tests.
•	We may be unable to scale our operations successfully.
•	As we grow the size of our organization, we may experience difficulties in managing this growth.
•	Our success depends upon our ability to adapt to a changing market and our continued development of additional tests and services.
•	Our Board of Directors may change our strategies, policies, and procedures without stockholder approval.
•	We may need to seek alternative business opportunities and change the nature of our business.
•	We may be subject to general litigation that may materially adversely affect us and our operations.
•	Our management expects to continue to devote substantial time to maintaining and improving its internal controls over financial reporting and the requirements of being a public company which may, among other things, strain our resources, divert management’s attention and affect our ability to accurately report our financial results and prevent fraud.

Risks Related to Our Intellectual Property

•	Certain of our core technology is licensed, and that license may be terminated if we were to breach our obligations under the license.
•	Our license agreement with University of Iowa Research Foundation (UIRF) includes a non-exclusive license of “technical information” that potentially could grant unaffiliated third parties access to materials and information considered derivative work made by us, which could be used by such licensees to develop competitive products.

Risks Related to Government Regulation

•	We conduct business in a heavily regulated industry, and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations and tests or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.
•	If the U.S. Food and Drug Administration (“FDA”) were to implement rules regulating our tests, we could incur substantial costs and delays associated with trying to obtain premarket clearance or approval and incur costs associated with complying with post-market controls.
•	If our products do not receive adequate coverage and reimbursement from third-party payors, our ability to expand access to our tests beyond our initial sales channels will be limited and our overall commercial success will be severely limited.
•	Our licensed technology was made using government funding and may be subject to federal regulations under the Bayh-Dole Act. Compliance with Bayh-Dole is managed through UIRF and any lapse in reporting could negatively impact Cardio.

Risks Related to Our Common Stock

•	The price of our Common Stock likely will continue to be volatile like the stocks of other early-stage companies.
•	Because a substantial number of our currently outstanding shares of Common Stock are registered for resale, we may have difficulty raising additional capital when and if needed.
•	A significant number of shares of our Common Stock are subject to issuance upon exercise of outstanding warrants and options, which upon such exercise may result in dilution to our security holders.
•	We have never paid dividends on our Common Stock, and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.
•	Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our stock price to decline.

Part I

Item 1.	Business

References in this report to “Cardio,” “we,” “us” or the “Company” refer to Cardio Diagnostics Holdings, Inc. References to our “management” or our “management team” refer to the officers and directors of Cardio Diagnostics Holdings, Inc.

Our Company

Cardio was formed to further develop and commercialize a series of products for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease (“CHD”), stroke, heart failure and diabetes, by leveraging our Artificial Intelligence (“AI”)-driven Multi-Omics Engine™ (formerly known as our AI-Integrated Genetic-Epigenetic EngineTM). As a company, we aspire to give every American adult insight into their unique risk for various cardiovascular diseases. Cardio aims to become one of the leading medical technology companies for enabling improved prevention, early detection and treatment of cardiovascular disease. Cardio is transforming the approach to cardiovascular disease from reactive to proactive and hope to accelerate the adoption of Precision Medicine for all. We believe that incorporating Cardio’s solutions into routine practice in primary care and prevention efforts can help alter the trajectory that nearly one in two Americans is expected to develop some form of cardiovascular disease by 2035.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the COVID-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels was minimal, and as the circumstances around COVID-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The PrecisionCHD™ test is coupled to our Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the test to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instances as long as 24 months, Cardio has been able to increase the number of provider organizations offering its tests and has continued the development of a more robust sales and partnership pipeline. In the fiscal year ended December 31, 2025, the focus of the Company remained on driving adoption of our clinical solutions, predominantly among providers, channel partners and employers. In addition, the Company made progress in its ongoing expansion to additional markets domestically and internationally with the first international expansion to India, partnering with channel partners such as YMCA of East Tennessee and Southdale YMCA to offer testing to its members and community, The Company also made progress in setting up our laboratory facility as a high complexity testing laboratory in compliance with the Clinical Laboratory Improvement Amendments (“CLIA”).

Cardio expects that sales and partnership cycles will continue to be long, especially with the current economic uncertainty. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Leverage our CPT PLA codes and expand reimbursement efforts with both government and commercial payors;
•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;
•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;
•	Offer laboratory services via our CLIA laboratory;
•	Expand the adoption of our products across key channels, including health systems and self-insured employers;
•	Explore additional market opportunities in the US;
•	Explore partner-led international expansions like that in India;
•	Explore opportunities to grow presence in India, including with local manufacturing;
•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and
•	Pursue potential strategic partnership(s) and/or acquisition(s) of one or more synergistic companies.

As of March 13, 2026, we have sold an aggregate 2,251,181 shares of our Common Stock under the Sales Agreement and may sell up to another $5,298,889 of our Common Stock through Craig-Hallum under the Sales Agreement.

Recent Regulatory and Judicial Developments Regarding LDTs

On May 6, 2024, the FDA published a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. Pursuant to the rule, LDT, i.e., tests designed, manufactured, and used within a single CLIA-certified high complexity laboratory, would have been medical devices subject to FDA regulation under the Federal Food, Drug, and Cosmetic Act (“FDC Act”). The final rule also announced FDA’s intention to apply its medical device requirements to LDTs. Under the final rule, all LDTs, unless subject to a specific exemption, would have been subject to premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements.

On September 19, 2025, the FDA formally rescinded its May 2024 final rule regulating LDTs as medical devices, following a March 31, 2025 federal court ruling. The U.S. District Court for the Eastern District of Texas found that the FDA exceeded its authority, reverting LDT oversight to Clinical Laboratory Improvement Amendments (CLIA). There has been no further pursuit by the current administration.

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

There are several healthcare tailwinds that are driving this expected growth and are expected to support the large-scale adoption of our solutions:

•	The aging population: According to the Population Reference Bureau, by 2060, the number of Americans aged 65 and over is projected to more than double from 46 million to over 98 million. This demographic shift will result in increased demand for healthcare services in general and for CVD specifically because the risk for CVD increases with age. According to the AHA, the risk for CVD at age 24 is about 20% and more than doubles to 50% by age 45, with 90% of those over the age of 80 having some form of CVD.
•	The rise of chronic diseases: Chronic diseases such as heart disease, cancer, and diabetes are rising in the United States. The rise of these conditions is further driven by less-than-ideal lifestyle choices such as smoking, an unhealthy diet, and sedentary behavior. As a result, better predictive and diagnostic tools are needed to get ahead of these conditions alongside the need for improved treatment and management of these conditions.
•	The rise of costs associated with chronic diseases: Chronic diseases, including heart disease and cancer continue to drive up healthcare costs, placing a growing financial burden on employers, insurers, and the healthcare system at large. In the United States, the direct and indirect costs associated with CVD is expected to climb as prevalence increases. The financial strain is particularly evident in employer-sponsored health plans, where CVD is a leading driver of high-cost claims, absenteeism, and reduced productivity. As healthcare costs rise, self-insured employers, benefits consultants, payers, and providers are actively seeking cost-effective solutions to mitigate the impact of CVD. This includes early detection strategies, precision diagnostics, and personalized prevention programs that can identify at-risk individuals before costly acute events occur.
•	The shift to value-based care: The shift to value-based care drives healthcare providers to focus on quality rather than quantity of care. The shift to value-based care is a crucial driver of growth for Cardio because it incentivizes health care providers to focus on providing quality care rather than simply providing more care. Cardio believes providers can tackle the costliest and deadliest disease category with its solutions while reducing costs.
•	The growth of telemedicine: Driven largely by the COVID-19 pandemic, telemedicine is a growing trend in healthcare, as it allows patients to receive care from providers remotely. Remote, telemedicine-based preventative programs and tests can serve those who are already undergoing routine screening, but more importantly, expand reach to most Americans who currently are not receiving preventative healthcare, including rural and underserved populations. our evidence-based solutions can be deployed remotely, which is expected to further drive adoption by patients and clinicians.
•	The adoption of Artificial Intelligence (AI): AI is increasingly incorporated into many aspects of healthcare, including administrative tasks, diagnosis and treatment. AI has the potential to improve the quality of care while reducing costs. Machine learning, which is a type of AI, is instrumental to our cutting-edge solutions, powering their clinical performance and differentiating them from other technologies for CVD.
•	The rise of patient engagement: Thanks to technology, patients are becoming more engaged in their healthcare. They use online tools to research their conditions and treatments and are more likely to participate in their care. This includes demanding cutting-edge clinical tests that can help them better prevent chronic diseases such as CVD while improving the length and quality of life. As a result, healthcare providers and organizations that offer such services including our solutions are likely to have an edge over those who do not.

Our Strategy

•	Building compelling evidence. Our AI-driven Multi-Omics Engine™ enables rapid design, development, and launch of diagnostic solutions resulting from over a decade of research studies. Our solutions that result from this technology, including our Epi+Gen CHD™ test for coronary heart disease event risk assessment and PrecisionCHD™ for the earlier detection of coronary heart disease, were developed through rigorous studies that are peer-reviewed and published and others that are being prepared for peer-reviewed publication in collaboration with leading healthcare and research institutions. In addition to the superior sensitivity of the Epi+Gen CHD™ and PrecisionCHD™ tests, the evidence bases for both the PrecisionCHD™ and Epi+Gen CHD™ tests also include an economic case to drive a more holistic and compelling argument for adoption.
•	Expand product use cases. To continue to differentiate our products and their value propositions, we continue to invest in studies to expand their use cases. For example, with the PrecisionCHD™ test, we presented preliminary data at the American Heart Association and American College of Cardiology conferences on this test’s ability to detect non-obstructive form of coronary heart disease (INOCA) and predict mortality of acute coronary syndrome patients.
•	Engaging experts and key stakeholders. At Cardio, we understand that engaging experts and key healthcare stakeholders is critical to realizing our solutions’ full potential and ensuring that these solutions reach as many people as possible.
•	Prioritizing and executing strategic acquisitions. Our expertise at several intersections across biology, machine learning, lab assay development, and cardiovascular disease, provide an array of strategic acquisition opportunities to better serve the cardiovascular disease market by horizontally and vertically integrating across the cardiac care continuum.

•	Prioritizing payor coverage. We believe that to continue to grow the market traction of our solutions, we must secure broad payor coverage. We have already secured CPT PLA reimbursement codes for PrecisionCHD™ (0440U) and Epi+Gen CHD™ (0439U) and final CMS gapfill payment rates of $854 for both tests. For Medicare, we are currently pursuing coverage for these tests, which we believe is the critical first phase to accomplishing widespread reimbursement for our tests. For commercial payors, we are partnering with a third-party company and expect to have the capability to submit claims out-of-network beginning in Q2 2026. We are also continuing to build necessary evidence, and are pursuing pilots and strategic collaborations with payors. We expect that the process to secure broad coverage could take years, which means that our ability to generate meaningful revenue will continue to be constrained.
•	Evaluating FDA pathway. Cardio is evaluating an FDA regulatory pathway to enable broader access to our tests. The FDA pathway would enable Cardio’s tests to be performed broadly at many labs across the country. We are continuing to build our evidence base for this.
•	Continued education. Changes to established workflows and clinical practice take time. However, we continue to invest in efforts to educate healthcare stakeholders, including physicians and decision makers, on our technology, tests and their value propositions. Such efforts include conference attendance, webinars, and one-on-one educational sessions.
•	Targeting multiple revenue channels. To ensure that our revenue stream is diversified, Cardio has and will continue to target multiple revenue channels for which our solutions have compelling value propositions. This strategy includes, but is not limited to providers, health systems, and employers. We are also pursuing international expansions to further diversify revenue streams.
•	Launching synergistic products. To more fully address cardiovascular health, Cardio is leveraging our AI-driven Multi-Omics Engine™ to develop a series of clinical tests for major types of cardiovascular disease and associated co-morbidities, including stroke, congestive heart failure and diabetes. We have also started to develop additional synergistic products other than new clinical blood tests. Our first such product, HeartRisk™, is a cardiovascular disease risk intelligence platform, designed to augment our clinical blood tests.

Our Technology

At the core of Cardio is our proprietary AI-driven Multi-Omics Engine™, an engine invented and built by three key employees/officers for over a decade. Our technology enables rapid design, development and launch of new diagnostic solutions through the identification of robust integrated genetic-epigenetic biomarkers and their translation into clinical tests for cardiovascular disease and associated co-morbidities. This Engine consists of multiple layers. It begins with genome-wide genetic (single nucleotide polymorphisms or SNPs), genome-wide epigenetic (DNA methylation) and clinical data points. Using high-performance computing, ML/AI techniques and deep domain expertise in medicine, molecular biology and engineering, a panel of SNP-DNA methylation biomarkers are mined, modeled and translated into standalone laboratory assays.

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

Our Products and Services

We have and will continue to leverage our AI-driven Multi-Omics Engine™ to develop a series of clinical tests for cardiovascular disease. As of March 2026, we have leveraged this Engine to develop two clinical products: Epi+Gen CHD™ and PrecisionCHD™.

We believe that our first product, Epi+Gen CHD™, is the first epigenetics-based clinical blood test capable of assessing near-term (three-year) risk for a coronary heart disease (“CHD”) event, including heart attacks, and our second product, PrecisionCHD™, is the first epigenetics-based clinical blood test for the detection of CHD.

Our PrecisionCHD test is accompanied by our provider-facing Actionable Clinical Intelligence™ platform, which maps a patient’s unique biomarker profile and other information onto modifiable factors such as diabetes, hypertension, hypercholesterolemia, and smoking, known to be critical drivers of coronary heart disease.

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

Epi+Gen CHD™ is the Only Epigenetics-based Clinical Test for Coronary Heart Disease Event Risk Assessment

Epi+Gen CHD™ is a scientifically backed clinical blood test that is based on an individual’s objective genetic and epigenetic DNA biomarkers for assessing the three-year risk for a coronary heart disease event such as a heart attack. In a peer-reviewed study done in collaboration with Intermountain Healthcare (Dogan, Meeshanthini & Knight, Stacey & Dogan, Timur & Knowlton, Kirk & Philibert, Robert. (2021). External validation of integrated genetic-epigenetic biomarkers for predicting incident coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0123), this test demonstrated a 76% and 78% sensitivity for men and women, respectively, for three-year CHD risk. This means that for every 100 men and 100 women deemed "at-risk” for a coronary heart disease event, the test correctly identifies 76 men and 78 women. In comparison, the average sensitivity of the Framingham Risk Score and the ASCVD Pooled Cohort Equation was found to be 44% and 32% for men and women, respectively. The performance of the test in this study was evaluated across two cohorts that were independent of each other. One cohort was used for the development of this test, and the other was used to independently validate the performance of the test, showing Epi+Gen CHD™ to be approximately 1.7 times and 2.4 times more sensitive than the current lipid-based clinical risk estimators in men and women, respectively. In another peer-reviewed study focusing on the cost utility of Epi+Gen CHD™ (Jung, Younsoo & Frisvold, David & Dogan, Timur & Dogan, Meeshanthini & Philibert, Robert. (2021). Cost-utility analysis of an integrated genetic/epigenetic test for assessing risk for coronary heart disease. Epigenomics. 13. 10.2217/epi-2021-0021), this test was associated with up to $42,000 in cost savings per quality adjusted life year and improved survival compared to the ASCVD Pooled Cohort Equation. In another peer-reviewed study, (Philibert, Willem & Andersen, Allan & Hoffman, Eric & Philibert, Robert & Dogan, Meeshanthini. (2021). The reversion of DNA methylation at coronary heart disease risk loci in response to prevention therapy. Processes. 9, 699. https://doi.org/10.3390/pr9040699), DNA methylation of this test was shown to change within 90 days of intervention in the form of smoking cessation, demonstrating that this test could potentially also be leveraged to evaluate the effectiveness of interventions.

11

The blood-based version of this test was introduced for market testing in 2021. The pricing of the test varies based on factors such as organization type and test volume. The price of the test and revenue streams could change in the future depending on market forces and payor requirements, as well as on the customer and the region in which the test is being sold. We are continuing to build additional clinical and health economics evidence to pursue payor coverage. A key first step in expanding critical payor coverage is to have this test be assigned a CPT PLA code, and the American Medical Association awarded the Epi+Gen CHD™ a CPT PLA code, 0439U. This test received a final CMS gapfill payment rate of $854 in 2025.

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

PrecisionCHD™ is the Only Epigenetics-based Clinical Test for the Early Detection of Coronary Heart Disease

PrecisionCHD™ is a scientifically backed clinical blood test that is based on an individual’s objective genetic and epigenetic DNA biomarkers for the detection of coronary heart disease. In a peer-reviewed published study by Cardio in collaboration with Intermountain Healthcare and University of Iowa Hospitals and Clinics (Philibert, Robert & Dogan, Timur & Knight, Stacey & Ahmad, Ferhaan & Lau, Stanley & Miles, George & Knowlton, Kirk & Dogan, Meeshanthini. (2023). Validation of integrated genetic-epigenetic test for the assessment of coronary heart disease. Journal of American Heart Association. 12:e030934. DOI: 10.1161/JAHA.123.030934), this test demonstrated an overall average area under the curve, sensitivity, and specificity in three independent test cohorts for detecting coronary heart disease of 82%, 79%, and 76%, respectively. The average sensitivity for men and women was 80% and 76%, respectively. This means that for every 100 men and 100 women deemed “to have” coronary heart disease, the test correctly identifies 80 men and 76 women. In comparison, the most commonly used and least invasive test for detecting coronary heart disease, exercise ECG, has a sensitivity of only 58%. The performance of the test in this study was evaluated across three cohorts that were independent of each other. One cohort was used for the development of this test, and the other two were used to independently validate the performance of the test. Based on the known sensitivity of exercise ECG, PrecisionCHD™ is approximately 1.4 times and 1.3 times more sensitive than an exercise ECG in men and women, respectively, for detecting coronary heart disease. In another peer-reviewed study, (Broyles, Damon & Philibert, Robert. (2023). Precision epigenetics provides a scalable pathway for improving coronary heart disease care globally. Epigenomics. 10.2217/epi-2023-0233), the global scalability of PrecisionCHD was outlined in comparison to commonly used coronary heart disease tests such as exercise ECG and CCTA. Similar to the Epi+Gen CHD™ test, a peer-reviewed study was conducted to evaluate if the DNA methylation biomarkers of PrecisionCHD could be potentially leveraged to evaluate the effectiveness of interventions. In this peer-reviewed study, (Philibert, Robert & Moody, Joanna & Philibert, Willem & Dogan, Meeshanthini & Hoffman, Eric. (2023). The reversion of epigenetic signature of coronary heart disease in response to smoking cessation. Genes. 14, 1233. https://doi.org/10.3390/genes14061233), DNA methylation of this test was shown to change within 90 days of intervention in the form of smoking cessation.

The blood-based version of this test was introduced for market testing in 2023. The pricing of the test varies based on factors such as organization type and test volume. The American Medical Association awarded the PrecisionCHD™ a CPT PLA code, 0440U. This test received a final CMS gapfill payment rate of $854 in 2025. The price of the test and revenue streams could change in the future depending on market forces and payor requirements, as well as on the customer and the region in which the test is being sold. We are continuing to build additional clinical and health economics evidence to pursue payor coverage.

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

Cardio intends to accelerate the adoption of Epi+Gen CHD™ and PrecisionCHD™ by:

•	developing strategic clinical partnerships to reach as many patients as possible;
•	growing the clinical and economic evidence base supporting the use of the tests;
•	leveraging industry organizations to engage and educate providers;
•	offering pilot programs to for innovative providers and key strategic partners; and
•	developing strategic partnerships with other healthcare stakeholders such as payors and employers.

Cardio foresees potential opportunities to increase the gross margin of the Epi+Gen CHD™ and PrecisionCHD™ by:

•	processing patient samples in the laboratory in larger batches;
•	shipping sample collection kits in larger batches; and
•	increasing the level of automation to reduce manual processing.

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

Our principal mission is to enable better detection of the presence and risk of major cardiovascular diseases through a series of clinical tests developed by leveraging our proprietary AI-driven Multi-Omics Engine™. Our initial product, Epi+Gen CHD™, is a highly sensitive and accessible clinical test for three-year coronary heart disease (“CHD”) event risk assessment, including risk for a heart attack. Our second product, PrecisionCHD™, is a highly sensitive and accessible clinical test for the detection of CHD.

Using data from the US Census Bureau, test intended use and disease prevalence, Cardio estimates that 146 million adults could potentially benefit from our Epi+Gen CHD™ test, and 60 million adults for our PrecisionCHD test. Using the final CMS gapfill pricing of $854/test as a basis, the US addressable market equates to ~$125 billion for Epi+Gen CHD™, and $51 billion for PrecisionCHD™. This total addressable market does not account for variations in test price, including self-pay, pilot pricing, discounts and different payment rates by different payors. It also does not account for re-testing for patients over time.

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

The cardiovascular disease space is of paramount concern to stakeholders across the healthcare continuum; the scale of the disease across the population and the associated costs ensures that addressing cardiovascular disease from a payment, cost, patient outcome, and prevention standpoint for stakeholders across the spectrum will continue to be a priority.

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

Both the Epi+Gen CHD™ and PrecisionCHD™ clinical blood tests currently are offered as LDTs through our newly established laboratory with the appropriate Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certification and state licensure. The initial CLIA survey was conducted by a CLIA compliance manager, which found no deficiencies.

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

As of March 2026, our patent portfolio includes seven patent families, which encompasses two issued patents in the U.S., as well as issued patents in United Kingdom, France, Germany, Italy, Switzerland, Ireland, Hong Kong, Australia, China, India, and Japan, five pending U.S. patent applications, one pending PCT International application, and forty-five patent applications pending worldwide, which are generally directed to methods and compositions for detecting biomarkers associated with cardiovascular disease and diabetes for diagnosis and other applications. In addition, we have extensive trade secrets and know-how, including algorithms and assay designs, that are critical for the continued development and improvement of our current and future products.

•	Big data and artificial intelligence (machine learning) expertise drive future product development.

Our expertise in processing billions of clinical genotypic, epigenetic and phenotypic data points to generate critical insights allows us to continue to develop innovative products.

•	Proprietary cutting-edge AI-driven Multi-Omics Engine™ accelerates product development.

We have built a proprietary AI-driven Multi-Omics Engine™ that is made up of layers of big data, our algorithms informed by biology and its expert domain knowledge that was designed and built over more than a decade and can be leveraged to enable rapid design, development and launch of new diagnostic solutions.

•	Multiple potential product offerings with strong value propositions for key healthcare stakeholders.

We have built a robust product pipeline for various types of cardiovascular disease and other indications that leverage our AI-driven Multi-Omics Engine™ to continue to build market traction. We believe that our current and future products have strong value propositions for various key stakeholders in healthcare. As a result, we believe that our customers will adopt and champion our products.

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

The clinical cardiovascular diagnostic space is perhaps the most intensely competitive market space in clinical medicine. Even though we believe our solutions offer significant advantages to existing methods, we expect alternative biomarker assessment approaches to continue to exist and to be developed. With respect to coronary heart disease (CHD) risk assessment and early detection, our competitors use a variety of technologies including genetic, serum lipid-based, imaging, proteomic and “people tracking” approaches.

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

Proteomic methods, as exemplified by serologic assessments of individual proteins such as c-reactive protein or of entire protein panels, such as that for the HART CADhs or CVE tests from Prevencio are another risk assessment tool. The CADhs test is a good example of a proteomic competitor and predicts the one-year risk for having ≥70% stenosis in a major coronary artery while another Prevencio test HART CVE, predicts one year risk for individuals at risk for developing a major adverse cardiovascular event. Important differences between our tests and their offerings include the window of prediction (three-year vs one-year), the type of technology employed (AI-guided interpretation of genotype and methylation sensitive digital PCR results compared to algorithm interpretation of results from Luminex bead immunoassays). Because we believe that digital PCR-based methods are more scalable testing solutions than Luminex bead platforms, we believe that our approach has an advantage.

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

Intellectual Property

We have made broad pending intellectual property (“IP”) claims with respect to the use of epigenetic and gene-methylation interactions for the assessment and monitoring of cardiovascular disease, specifically coronary heart disease, congestive heart failure and stroke, as well as diabetes. Our portfolio falls into seven patent families. The members of these patent families have been filed in the United States and a number of foreign jurisdictions including Europe Union, Japan, India, Australia, United Arab Emirates, Saudi Arabia, Canada and China. U.S., Patent Nos. 11,414,704 and 12,043,869, titled Compositions and Methods for Detecting Predisposition to Cardiovascular Disease, were issued in 2022 and 2024, respectively, to the University of Iowa Research Foundation (“UIRF”), the co-inventors of which are Dr. Dogan and Dr. Philibert, our Chief Executive Officer and Chief Medical Officer, respectively. The original patent family also includes issued patents in Europe, China, Australia, India, and a number of other pending applications. We have a worldwide exclusive license agreement with UIRF. Under UIRF’s Inventions Policy, inventors are generally entitled to 25% of income from earnings from their inventions. Consequently, Dr. Dogan and Dr. Philibert will benefit from this policy.

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

The initial work on our AI-driven Multi-Omics Engine™ is derived from work done by our founders while at the University of Iowa. Follow-on work on our core technology also is derived from work done by our founders while at the University of Iowa but was furthered by our founders and Cardio’s Chief Technology Officer independent of the University of Iowa. The follow-on work is described in our second, third, fourth, fifth and sixth families of patent applications.

The initial work is described in the first family of patents and patent applications and is generally directed to a number of single nucleotide polymorphism (“SNP”) biomarkers and a number of methylation site biomarkers that are associated with the presence or the early onset of a number of cardiovascular diseases. The first family of patents and patent applications is owned solely by UIRF and is exclusively licensed by Cardio. As of March 2025, this family includes thirteen granted patents and seven pending patent applications. Any and all patents issuing in this family will be solely owned by UIRF and, barring any changes to the UIRF exclusive license agreement, will fall under the exclusive license to Cardio.

The first family is generally directed to biomarkers associated with cardiovascular disease. This family includes two issued patents in the US as well as issued patents in the United Kingdom, France, Germany, Italy, Switzerland, Ireland, Hong Kong, Australia, China, Japan, and India, and pending applications in Australia, Canada, China, Europe, Hong Kong, Japan, and the US. The issued claims in the original US patent and in Australia, China and India are directed to methods and/or compositions (e.g., kits) for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one single-nucleotide polymorphism (SNP) that use or include at least one primer for detecting the presence or absence of methylation in a particular region of the genome (referred to as cg12586707) and at least one primer for detecting the presence or absence of a SNP in a particular region of the genome (referred to as rs11597065). The issued claims in the EP patent are similarly directed to compositions (e.g., a kit) for determining the methylation status of at least one CpG dinucleotide and a genotype of at least one SNP that includes at least one primer that detects the presence or absence of methylation in a particular region of the genome (referred to as cg26910465) and at least one primer that detects a SNP in a particular region of the genome (referred to as rs10275666) or another SNP in linkage disequilibrium with the first SNP. The claims that issued in the second U.S. patent are directed to methods for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one SNP that includes at least one primer that detects the presence or absence of methylation in a particular region of the genome (referred to as cg11964099) and at least one primer that detects a SNP in a particular region of the genome (referred to as rs9988960). This family of patents is in-licensed under an exclusive license agreement with UIRF, and is expected to expire in 2037, absent any applicable patent term adjustments or extensions.

The second family is generally directed to biomarkers associated with diabetes. This family includes pending applications in the U.S., Australia, United Arab Emirates, Canada, China, Europe, Hong Kong, India, Japan, and Singapore, with original claims directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of five different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of five different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending applications also included original claims to methods of determining the presence of biomarkers associated with diabetes, claims to a computer-readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of at least one SNP. This family is co-owned by Cardio Diagnostics and UIRF, and the UIRF-owned portion is in-licensed under the same exclusive license agreement as the first family. Patents issuing from this second family are expected to expire in 2041, absent any applicable patent term adjustments or extensions.

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

The fourth family is generally directed to computer resources (e.g., a dashboard) designed by Cardio Diagnostics for use by their stakeholders (e.g., patients, physicians, researchers, insurance companies, etc.). The computer resources are designed to provide results as well as information and context related to Cardio Diagnostics tests and the specific biomarkers that are used. The pending claims are directed to methods of displaying relevant information including genetic marker test results as well as probability analysis (based on, e.g., the population, age, and/or gender of patients), and hyperlinks to relevant literature. The pending applications also include claims to computer-readable media containing instructions for performing such methods and computer systems for executing such instructions. This family currently includes applications pending in Australia, United Arab Emirates, Canada, China, Europe, India, Japan, Singapore, and the U.S. and is solely owned by Cardio. Patents issuing from this fourth family are expected to expire in 2044, absent any applicable patent term adjustments or extensions.

The fifth family is generally directed to biomarkers associated with detecting cardiovascular disease. The pending claims are directed to compositions (e.g., a kit) that include at least one primer for determining the methylation status of at least one CpG dinucleotide from a group of six different methylation sites, or a different CpG dinucleotide in linkage disequilibrium with one of the listed CpG dinucleotides, and at least one primer for determining the genotype of at least one SNP from a group of ten different SNPs, or a different SNP in linkage disequilibrium with one of the listed SNPs. The pending application also includes claims to methods of determining the presence of biomarkers associated with detecting cardiovascular disease, claims to a computer- readable medium for performing such methods, and claims to a system for determining the methylation status of at least one CpG dinucleotide and the genotype of a SNP. This family currently includes applications, pending in Australia, United Arab Emirates, Canada, China, Europe, India, Japan, Saudi Arabia, Singapore, and the U.S. and is solely owned by Cardio. Patents issuing from this fifth family are expected to expire in 2044, absent any applicable patent term adjustments or extensions.

The sixth family is generally directed to an algorithm that can be used to predict mortality based on the methylation status of at least one CpG dinucleotide and/or information obtained from cardio-imaging. The pending claims are directed to methods for predicting mortality based on the presence of cardiovascular disease that include obtaining epigenetic data and/or image data and generating an output that includes a mortality risk assessment for the subject. This family currently includes an International PCT application, which is owned solely by Cardio. Patents issuing from the sixth family are expected to expire in 2045, absent any applicable patent term adjustments or extensions.

The seventh family is generally directed to using methylation sites and levels to predict the level of coronary artery obstruction and ischemia in those with acute coronary syndrome. This family currently includes a pending U.S. provisional application, which is owned solely by Cardio. Patents issuing from the seventh family are expected to expire in 2046, absent any applicable patent term adjustments or extensions.

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

CLIA provides that a state may adopt laboratory licensure requirements and regulations that are more stringent than those under federal law and requires compliance with such laws and regulations. New York State in particular, has implemented its own more stringent laboratory regulatory requirements. State laws may require the laboratory to obtain state licensure and/or laboratory personnel to meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. Moreover, several states impose the same or similar state requirements on out-of-state laboratory testing specimens collected or received from, or test results reported back to, residents within that state. Therefore, the laboratory is required to meet certain laboratory licensing requirements for those states in which we offer services or from which we accept specimens and that have adopted regulations beyond CLIA. For more information on state licensing requirements, see “California Laboratory Licensing,” “New York Laboratory Licensing” and “Other State Laboratory Licensing Laws.”

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

Clinical laboratories are subject to both routine and complaint-initiated on-site inspections by the state. If a clinical laboratory is found to be out of compliance with California laboratory standards, the California Department of Public Health (“CDPH”) may suspend, restrict or revoke the California state laboratory license to operate the clinical laboratory (and exclude persons or entities from owning, operating, or directing a laboratory for two years following license revocation), assess civil money penalties, and/or impose specific corrective action plans, among other sanctions. Clinical laboratories must also provide notice to CDPH of any changes in the ownership, directorship, name or location of the laboratory. Failure to provide such notification may result in revocation of the state license and sanctions under the CLIA program. Any revocation of a CLIA certificate or exclusion from participation in Medicare or Medicaid programs may result in suspension of the California state laboratory license.

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

Other State Laboratory Licensing Laws

In addition to New York and California, certain other states require licensing of out-of-state laboratories under certain circumstances. We have obtained or are in the process of obtaining licenses in the states that we believe require us to do so, including Maryland, Pennsylvania and Rhode Island, and believe we are in compliance with applicable state laboratory licensing laws.

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

Laboratory-Developed Tests

The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing. LDTs are performed using a variety of laboratory instruments and reagents and may also incorporate FDA-authorized in vitro diagnostics (“IVDs”) that the laboratory modifies in some way and validates for its new use. The FDA historically took the position that it had the authority to regulate LDTs as medical devices under the Federal Food, Drug, and Cosmetic Act (“FDC Act”) but generally exercised enforcement discretion with regard to LDTs. This meant that even though the FDA believed it could impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo authorization, or 510(k) clearance of LDTs, it generally chose not to enforce those requirements.

On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. Pursuant to the rule, LDTs would have been subject to regulation as medical devices under the FDC Act, including, unless exempt, premarket authorization requirements (510(k), de novo classification, or PMA) for each LDT performed by the laboratory, and to postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements.

On March 31, 2025, a federal district court vacated the FDA final rule, thereby cancelling the rulemaking’s associated requirements. The court held that LDTs do not meet the definition of a medical device under the FDC Act and the FDA therefore lacks jurisdiction to regulate them. The court directed FDA to rescind the final rule, which occurred on September 19, 2025. The FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof.

Over the years, various legislative proposals addressing the FDA’s oversight of LDTs have been introduced in Congress. In June 2021, Congress introduced the Verifying Accurate, Leading-edge IVCT Development Act (“VALID Act”) to establish a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), including IVDs, LDTs, collection devices and instruments used with such tests. This legislation was re-introduced in 2023 but was not enacted. The VALID Act was again re-introduced in 2025, indicating that there remains debate about whether and how LDTs should be regulated in the U.S.

Over the years, various legislative proposals addressing the FDA’s oversight of LDTs have been introduced in Congress. In June 2021, Congress introduced the Verifying Accurate, Leading-edge IVCT Development Act (“VALID Act”), which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. This legislation was re-introduced in 2023 but was not enacted. The VALID Act was again re-introduced in 2025, indicating that there remains debate about whether and how LDTs should be regulated in the U.S.

As mentioned above, separately, CMS oversees clinical laboratory operations through the CLIA program

Regulation of Medical Devices by the U.S. Food and Drug Administration

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

PMA pathway. The PMA pathway requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. The PMA pathway is costly, lengthy, and uncertain. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. As part of its PMA review process, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (“QMSR”) requirements, which impose extensive testing, control, documentation, and other quality assurance procedures. The PMA review process typically takes one to three years from submission but can take longer.

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

Post-market general controls. After a device, including a device exempt from FDA premarket review, is placed on the market, numerous regulatory requirements apply. These include: the QMSR, labeling regulations, registration and listing, the Medical Device Reporting regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report to the FDA corrective actions made to, or removal of, products in the field, if such actions were initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act which may present a health risk). Depending on the severity of the legal violation that led to correction or removal, the FDA may classify the manufacturer’s action as a recall.

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

Software

Software that is intended for use in diagnosis, treatment, cure mitigation or prevention of disease meets the definition of a medical device and is subject to FDA regulation. Software that is included in a hardware device (Software as a Medical Device or “SiMD”) is regulated as part of the hardware device. Freestanding software (Software as a Medical Device or “SaMD”) may be subject to regulation by FDA but may be exempt from regulation if it meets certain criteria.

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

FDA issued a final guidance document addressing CDS software on September 28, 2022, and issued a revised guidance document on January 29, 2026. Among other views expressed, the final guidance stated that software functions that assess or interpret the clinical implications or clinical relevance of a signal or pattern, such as those that process or analyze an electrochemical or photometric response generated by an assay and instrument to generate a clinical test result, are not exempt from medical device regulation.

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

Employees and Human Capital Resources

As of March 13, 2026, we had 15 full-time employees and two part-time employees. Three of our employees hold Ph.D. or M.D. degrees. We also engage contractors and consultants from time to time. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Emerging Growth Company, Smaller Reporting Company and Non-Accelerated Filer Status

We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended the “Exchange Act”), are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, as well as continued reduced executive compensation disclosure. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates equaled or exceeded $250 million as of the end of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

We will remain an emerging growth company until December 31, 2026, after which we will be subject to certain requirements from which we have previously been exempt. However, we will continue to be a smaller reporting company, as well as a non-accelerated filer. As a result of losing EGC status, beginning in 2027, we will no longer be able to take advantage of the extended transition period for new or revised accounting standards, and instead, will need to adopt any new standards according to the timelines applicable to non- EGCs. We also will be required to hold nonbinding stockholder advisory votes on executive compensation and seek stockholder approval of any golden parachute payments not previously approved. However, as a smaller reporting company, we will be allowed to continue including only two years of audited financial statements in our securities filings and can elect to continue providing scaled down executive compensation disclosure. Most significantly in terms of expenditure of resources, because we will continue to be both a smaller reporting company and a non-accelerated filer, we will continue to be exempt from the requirement to obtain an auditor’s attestation on management’s assessment of the effectiveness of our internal control over financial reporting. We expect that we will continue to take advantage of the smaller reporting company and non-accelerated filer benefits for the foreseeable future.

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our securities involves risks. You should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before making an investment in our Common Stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Risks Related to Our Limited Operating History and Early Stage of Growth

We are a medical diagnostic testing company with a limited operating history and have not yet generated significant revenue from product sales. We have incurred operating losses since our inception and may never achieve or maintain profitability.

We have generated only nominal revenue in 2024 and 2025, including $34,890 in revenue generated in 2024 and $14,825 in revenue generated in 2025. Our net losses totaled $8,383,453 and $6,498,167 for the years ended December 31, 2024 and 2025, respectively, and we have an accumulated deficit of $29,250,000 at December 31, 2025. We expect losses to continue as a result of our ongoing activities to increase the adoption of our products, to gain market recognition and acceptance of our products, to expand our marketing channels and otherwise position ourselves to grow our revenue opportunities, all of which will require hiring additional employees as well as other significant expenses. We are unable to predict when we will become profitable, and it is possible that we may never become profitable. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, which we expect to increase substantially as a public company, and on our ability to generate revenue. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. If additional capital is not available when required, if at all, or is not available on acceptable terms, we could be forced to modify or abandon our current business plan.

The healthcare commercialization process is inherently lengthy and subject to regulatory, reimbursement, evidentiary and behavioral factors, which, combined with clinical adoption of novel diagnostic technologies that frequently spans multiple years, results in a lengthy period from initial development to widespread utilization and ultimately to revenue generation, which, in some cases, may span a decade or more.

The commercialization lifecycle for diagnostic tests is lengthy and generally involves multiple stages, including scientific validation, regulatory compliance, the securing of third-party reimbursement, including coverage determination from government programs including the Centers for Medicare & Medicaid Services (“CMS”) and subsequently, from commercial payors, physician adoption and incorporation into clinical guidelines and behavioral and workflow integration as health care providers gain familiarity and comfort with new technologies. These various stages can each take many years, and the entire process from scientific discovery to broad clinical adoption frequently can extend over a decade. Despite having two clinically promising diagnostic tests currently available and more tests in the pipeline, we expect that our revenue growth will continue to be negligible until we have obtained third party reimbursement for our tests, the tests are incorporated into the broader health care clinical guidelines and are integrated into medical care workflow by health care providers. There is no assurance that we will be successful in achieving those milestones and begin growing meaningful revenue. We also cannot provide assurance that we will ever achieve profitability even as we grow revenue.

We believe our long-term value as a company will be greater if we focus on growth, which has in the past, and may continue to negatively impact our results of operations in the near term.

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

Our business and the markets in which we operate are new and rapidly evolving, which make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

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

Our limited operating history makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We were established in 2017, and we are continuing to grow our marketing and management capabilities. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history. The evolving nature of the medical diagnostics industry increases these uncertainties. If our growth strategy is not successful, we may not be able to continue to grow our revenue or operations. Our limited operating history, evolving business and growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We may not be successful at commercialization, sales and marketing and, as a result, our business may be adversely affected.

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

Our results of operations and key metrics discussed elsewhere in this Annual Report on Form 10-K may vary significantly in the future and period-to-period comparisons of our operating results and key metrics may not provide a full picture of our performance. Accordingly, the results of any one quarter or year should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result they may not fully reflect the underlying performance of our business. These quarterly fluctuations may negatively affect the value of our securities. Factors that may cause these fluctuations include, without limitation:

•	the level of demand for our tests and services, which may vary significantly from period to period;
•	our ability to attract new customers, whether patients or strategic channel partners or other customers;
•	the timing of recognition of revenues;
•	the amount and timing of operating expenses;
•	general economic, industry and market conditions, both domestically and internationally, including any economic downturns and adverse impacts resulting from the COVID- 19 pandemic and/or the military conflicts between Russia and Ukraine or in Iran;
•	the timing of our billing and collections;
•	adoption rates by participants in our key channels;
•	increases or decreases in the number of patients, providers and organizations that use our tests or pricing changes upon any signing and renewals of agreements with healthcare sub-vertical channel partners;
•	changes in our pricing policies or those of our competitors;
•	the timing and success of new offerings by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, practitioners, clinics or outsourcing facilities; extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	extraordinary expenses such as litigation or other dispute-related expenses or settlement payments;
•	sales tax and other tax determinations by authorities in the jurisdictions in which we conduct business;
•	the impact of new accounting pronouncements and the adoption thereof;
•	fluctuations in stock-based compensation expenses;
•	expenses in connection with mergers, acquisitions or other strategic transactions;
•	changes in regulatory and licensing requirements;
•	the amount and timing of expenses related to our expansion to markets outside the United States; and
•	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill or intangibles from acquired companies.

Further, although our revenues currently are only nominal, once we achieve traction, in any future period, our revenue growth could slow or our revenues could decline for a number of reasons, including slowing demand for our tests and services, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to capitalize on growth opportunities. In addition, our growth rate may slow in the future as our market penetration rates increase. As a result, our revenues, operating results and cash flows may fluctuate significantly on a quarterly basis and revenue growth rates may not be sustainable and may decline in the future, and we may not be able to achieve or sustain profitability in future periods, which could harm our business and cause the market price of our Common Stock to decline.

We expect to need to raise additional capital to fund our existing operations or develop and commercialize new services or expand our operations.

We expect to spend significant amounts to expand our existing operations, including expansion into new geographies, to make additional key hires, to expand our sales channels and constituencies and to develop new tests and services. Since 2024, our primary source of capital has been sales of our Common Stock under our at-the-market agreement with Craig-Hallum Capital Group, LLC (the “ATM Agreement”). If we are unable to raise additional capital under the ATM Agreement or otherwise, we may need to delay the timing of, or scale back, certain aspects of our business plan and operations. The estimate and our expectation regarding the sufficiency of funds to continue our business plan and operations are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Until such time, if ever, as we can generate sufficient revenues, we expect to finance our cash needs through a combination of equity offerings and debt financings or other sources. In addition, we may seek additional capital in the event of favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Our ML/AI powering our technology and products, there are known risks with the use of ML/AI including accuracy, bias, toxicity, privacy, security and data provenance. Developing, testing and deploying ML/AI systems may also increase the cost of our offerings. Our failure to adequately address potential risks relating to the use of ML/AI in our technology and solutions could result in litigation regarding, among other things, intellectual property, privacy and other claims that could result in liability for our company. It may also result in new or increased governmental or regulatory scrutiny, which could result in regulatory action, legal liabilities, regulatory penalties, and damage to our reputation, potentially harming our business and financial condition. The use of our AI capabilities could raise ethical or social concerns and our failure to adequately address these concerns or the failure of our competitors, clients or other end users to do so could negatively impact our brand and reputation.

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

While we have implemented and are continuing to implement procedures and safeguards that are designed to prevent security breaches and cyberattacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our solutions for activities that involve personal or other sensitive information.

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

Concerns over inflation, energy costs, geopolitical issues, including the ongoing conflict between Russian and Ukraine and the recent commencement of hostilities in Iran, unstable global credit markets and financial conditions, and volatile oil prices could lead to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward. Our general business strategy may be adversely affected by any such inflationary fluctuations, economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions.

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

Compliance with changing regulation of corporate governance and public disclosure result in significant additional expenses.

Changing laws, regulations, and standards relating to corporate governance and public disclosure for public companies, including the Sarbanes-Oxley Act of 2002 and various rules and regulations adopted by the SEC, are creating uncertainty for public companies. Our management needs to invest significant time and financial resources to comply with both existing and evolving requirements for public companies, which leads, among other things, to significantly increased general and administrative expenses and diversion of management time and attention from revenue generating activities to compliance activities.

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

We are highly dependent upon the talents and services of a number of key employees, specifically Meeshanthini Dogan, PhD, Robert Philibert, MD PhD and Timur Dogan, PhD, and other senior technical and management personnel, including our other executive officers, all of whom would be difficult to replace. In 2022, we entered into multi-year employment agreements with each of our executive officers and a consulting agreement with our non-executive chairman. The loss of the services of one or more of these key employees would disrupt our business and harm its results of operations. As competition is intense for the type of highly skilled scientific and medical professionals our business requires, we may not be able to successfully attract and retain senior leadership necessary to grow our business.

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

We may be unable to manage our growth.

Currently, we have less than 15 full and two part-time employees. Our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls and information systems to accurately forecast sales demand, to manage our operating costs, manage our marketing programs in conjunction with an emerging market, and attract, train, motivate and manage our employees effectively. Our growth strategy will place significant demands on our management team and our financial, administrative and other resources. Operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve its financial, administrative and other resources. If management fails to manage the expected growth, our results of operations, financial condition, business and prospects could be adversely affected. In addition, our growth strategy may depend on effectively integrating future entities, which requires cooperative efforts from the managers and employees of the respective business entities. If we are unable to respond to and manage changing business conditions, or the scale of our operations, then the quality of our products and services, our ability to retain key personnel, and our business could be harmed, which in turn, could adversely affect our results of operations, financial condition, business and prospects.

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the Office of the Inspector General (“OIG”) have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

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

If the FDA were to begin actively regulating our tests or software, we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs associated with complying with post-market controls.

We believe our Epi+Gen CHD™ and PrecisionCHD™ tests are LDTs. The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing. Our laboratories are currently regulated under CLIA and must comply with CAP requirements, and we are subject to extensive federal and state laws and regulations. The FDA issued a final rule in May 2024 that would have subjected many LDTs to regulatory requirements including, in some cases, premarket authorization. A federal district court vacated the FDA final rule in May 2025, holding that LDTs are not subject to FDA regulation. The FDA rescinded the final rule in September 2025. The FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof. In June 2025, Congress re-introduced the Verifying Accurate, Leading-edge IVCT Development Act (“VALID Act”) to establish a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), including IVDs, LDTs, collection devices and instruments used with such tests. This legislation was previously introduced in 2021 and 2023.

If the FDA were to develop an alternate approach to regulating LDTs, or if Congress were to enact legislation giving FDA authority to regulate our current or future LDTs, or any components, materials, or software we use in our tests we could be forced to stop selling our tests or be required to modify claims for or make other changes to our tests while we or our suppliers work to comply with FDA requirements including, potentially, premarket authorization. Our business could be adversely affected while such review was ongoing and if we or our supplier were ultimately unable to obtain such authorization. Completing such submissions would require the expenditure of time, attention and financial and other resources, and may not yield the desired results, which could delay, limit or prevent regulatory authorization.

We also believe that our Actionable Clinical Intelligence and HeartRisk platform are not subject to regulation by the FDA.In particular, the Actionable Clinical Intelligence platform is offered as a component of the PrecisionCHD LDT which, as noted above, FDA does not have authority to regulate.  HeartRisk is intended for use by business leaders as a population health analytics platform and as such does not meet the device definition.    If the FDA were to disagree with our position, this could have an adverse impact on our ability to offer our tests and related services. If the FDA required us to obtain marketing authorization for one or more of our platforms, our business could be adversely affected while such review was in process or if we are unable to obtain marketing authorization.

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

If eligible for reimbursement, laboratory tests such as ours generally are classified for reimbursement purposes under CMS’s Healthcare Common Procedure Coding System (“HCPCS”) and the American Medical Association’s (“AMA”) Current Procedural Terminology (“CPT”) coding systems. We and payors must use those coding systems to bill and pay for our diagnostic tests, respectively. These HCPCS and CPT codes are associated with the particular product or service that is provided to the individual. Accordingly, without a HCPCS or CPT code applicable to our products, the submission of claims could be a significant challenge. Once CMS creates an HCPCS code or the AMA establishes a CPT code, CMS establishes payment rates and coverage rules under traditional Medicare, and private payors establish rates and coverage rules independently. Under Medicare, payment for laboratory tests is generally made under the Clinical Laboratory Fee Schedule (“CLFS”) with payment amounts assigned to specific HCPCS and CPT codes. In addition, laboratory-reported private payor rates are used to establish Medicare payment rates for tests reimbursed via the CLFS. This methodology implements Section 216 of the Protecting Access to Medicare Act of 2014 (“PAMA”) and requires laboratories that meet certain requirements related to volume and type of Medicare revenues to report to CMS their private payor payment rates for each test they perform, the volume of tests paid at each rate, and the HCPCS code associated with the test. CMS uses the reported information to set the Medicare payment rate for each test at the weighted median private payor rate. The full impact of the PAMA rate-setting methodology and its applicability to our products remains uncertain at this time.

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

In addition, U.S. states are adopting new laws or amending existing laws and regulations, requiring attention to frequently changing regulatory requirements applicable to data related to individuals. For example, California has enacted the California Consumer Privacy Act (“CCPA”). The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined and which can include any of our current or future employees who may be California residents or any other California residents whose data we collect or process) and provide such residents new ways to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. As we expand our operations and customer base, the CCPA may increase our compliance costs and potential liability. Additionally, the California Privacy Rights Act (“CPRA”), which was approved by California voters in the election in November 2020, created obligations relating to consumer data with implementing regulations that, although delayed, did take effect during 2024. The CPRA modifies the CCPA significantly, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Additionally, about 20 U.S. states have adopted, privacy-focused legislation such as Colorado, Virginia, Utah and Connecticut. Aspects of these state laws remain unclear, resulting in further uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional costs and expenses in an effort to comply.

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

We are an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart our Business Startups Act (the “JOBS Act”). As such, we are eligible for and take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in Mana’s initial public offering. We cannot predict whether investors have found or will continue to find our securities less attractive because it will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. However, once we lose emerging growth company status on December 31, 2026, we will lose this exemption and will be required to adopt revised or new accounting standards on the time schedule applicable to non-emerging growth companies.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K and a non-accelerated filer. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements and reduced executive compensation disclosure. In addition, as a non-accelerated filer and smaller reporting company, we will continue to be exempt from complying with the auditor attestation requirements of Section 404 of Sarbanes-Oxley. We expect that we will remain a smaller reporting company until the last day of any fiscal year for so long as either (a) the market value of our Common Stock held by non-affiliates does not equal or exceed $250 million as of the prior June 30th, or (b) our annual revenues did not equal or exceed $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates did not equal or exceed $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

The stock market generally, as well as our Common Stock in particular, have recently experienced extreme price and volume fluctuations. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their operating results. In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm its business, financial condition, and results of operations.

An active trading market for our Common Stock may not be created or sustained.

We have listed our Common Stock and Warrants on Nasdaq under the symbols “CDIO” and “CDIOW,” respectively. We cannot assure you that an active trading market for our Common Stock can be sustained. Accordingly, we cannot assure you of the liquidity of any trading market, your ability to sell your shares of our Common Stock when desired or the prices that you may obtain for your shares.

Future sales of Common Stock in the public market could cause our share price to decline significantly, even if our business is doing well.

We have filed, and the SEC has declared effective, registration statements covering (i) the resale of Common Stock underlying Public Warrants issued in the Company’s initial public offering and a substantial number of shares of Common Stock and shares underlying warrants issued in private placements we completed prior to our Business Combination; (ii) up to $17 million in securities on a shelf registration statement that was used for an at-the-market offering of up to $17 million; (iii) up to $9,476,508 in securities on a shelf registration statement that we are currently using for an at-the-market offering of up to $9,476,508; (iii) a registration statement on Form S-8 covering our 2022 Equity Incentive Plan. Public sales of securities can continue to be made under these registration statements, and (iv) a registration statement covering the resale of Common Stock and shares underlying warrants that were sold in a private placement effected in February 2024. In addition, all of the shares we issued in the Business Combination to holders of Legacy Cardio securities are available for resale under Rule 144 without restriction, subject to certain limitations that apply to our affiliates.

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

Delaware law and provisions in our Charter and Bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Common Stock.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future.

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

On January 26, 2024, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Craig-Hallum Capital Group LLC (“Craig-Hallum”). Sales of our Common Stock pursuant to the Sales Agreement were made under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725) declared effective by the SEC on February 1, 2024 and have been, and may continue to be made, under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775) declared effective by the SEC on February 14, 2025. As of March 13, 2026, we have sold 2,251,181 shares of our Common Stock under the Sales Agreement and may sell up to another $5,298,889 of our Common Stock through Craig-Hallum under the Sales Agreement.

As of March 13, 2026, we have Warrants outstanding to purchase 284,292 shares of our Common Stock. We will also have the ability to initially issue an aggregate of 239,920 shares of our Common Stock under the Cardio Equity Incentive Plan, of which 144,320 options have been granted and are currently exercisable and 14,972 RSUs have been granted. To the extent Warrants and options are exercised, and RSUs vest, additional shares of Common Stock could be issued, which will result in dilution to our then existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our Common Stock.

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

We have the ability to redeem outstanding Public Warrants and Sponsor Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Stock equals or exceeds $540.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. Trading prices of our Common Stock have not historically exceeded the $540.00 per share redemption threshold. If and when the Public Warrants and Sponsor Warrants become redeemable, we may not exercise our redemption right unless there is a current registration statement in effect with respect to the shares of Common Stock underlying the Warrants. While we have registered the Common Stock issuable upon the exercise of the Public Warrants and Sponsor Warrants on a separate registration statement, most recently updated by Post-Effective Amendment No. 3, which the SEC declared effective on September 9, 2025, it must remain current and effective by future filings. There can be no assurance that the registration statement will still be effective at the time that we would like to exercise our redemption rights.

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

The exercise prices of our currently outstanding Warrants range from a high of $345 to a low of $53.4 per share. We believe the likelihood that warrant holders will exercise the Warrants, and therefore, the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $4.76 per share on March 11, 2026. If the trading price for our Common Stock is less than the applicable exercise price of our Warrants, we believe holders of those Warrants will be unlikely to exercise their Warrants.

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

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”), and the Nasdaq listing requirements. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and delisting of our securities could become more likely if a proposed Nasdaq rule currently being considered is adopted, as expected .

Our Common Stock is listed on The Nasdaq Capital Market ("Nasdaq”). In recent years, Nasdaq has adopted, and currently is proposing, revised standards that could make it more difficult for a small company to maintain its listing. In order to maintain our listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that the closing bid price of our Common Stock be at least $1.00 per share.. Under Nasdaq’s listing rules, if a company’s security fails to meet the continued listing requirement for minimum bid price of no less than $1.00 for 30 consecutive business days, and the Company has effected a reverse stock split over the prior one-year period; or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then that company loses eligibility for any additional compliance cure period and risks immediate delisting with respect to that security. The Company effected a reverse stock split on May 12, 2025 in order to cure the $1.00 minimum bid deficiency, making these time periods relevant. In addition, Nasdaq has recently proposed a rule change that if a company’s listed securities fail to have a market value of listed securities (“MVLS”) of at least $5 million for 30 consecutive business days, then Nasdaq will immediately suspend that company’s securities, with delisting to follow without Nasdaq’s historically-customary cure period. The only basis of appeal will be to correct calculation errors, and any suspension will remain in effect during that appeal process. The proposal is subject to SEC approval, which is currently expected in March 2026, and would become effective 60 days thereafter. If the proposal is implemented and becomes effective, our securities will be more vulnerable to being delisted if we are unable to maintain a MVLS of at least $5.0 million. On March 11, 2026, our Common Stock closed at $4.76, so we currently have a MVLS above $5.0 million, but our stock is volatile and could be subject to delisting in the future.

If Nasdaq delists our shares of Common Stock and Public Warrants for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;
•	a more limited amount of analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future, including that we would no longer be able to rely on our ATM Offering, which has been its primary source of financing for the last two years.

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

We have adopted as the governance framework for our cybersecurity program the Service Organization Control Type 2 (“SOC2”) and the Health Insurance Portability and Accountability Act (“HIPAA”). We use this framework as a guide to help us identify, assess, respond to, and manage cybersecurity risks relevant to our business. Our cybersecurity risk management program includes:

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

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our principal executive offices at 311 W. Superior Street, Suite 444, Chicago, IL 60654 pursuant to a three-year lease agreement with an unaffiliated third party that commenced on December 1, 2023. The cost for this space is approximately $13,000 per month. We also maintain a laboratory at 2565 N. Dodge, Suite D, Iowa City, IA 52245 pursuant to a five-year lease agreement with an unaffiliated third party that commenced on December 1, 2023. The cost for this space is approximately $8,505 per month. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

Holders

As of March 13, 2026, there were 39 holders of record of our common stock and six holders of record of our Public Warrants and Sponsor Warrants. In addition, we have approximately 74 holders of private placement warrants, the majority of which have been registered for resale on a registration statement on Form S-1 that the SEC declared effective on January 24, 2023.

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

Warrants

As of March 13, 2026, there were 284,292 (8,528,766 prior to the Reverse Stock Split) warrants outstanding for the purchase of Company Common Stock. Refer to Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information relating to outstanding warrants.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 11, “Executive Compensation,” for information about securities authorized for issuance under the Company’s equity compensation plan.

Sales of Unregistered Securities

We did not sell any equity securities that were not registered under the Securities Act during the fiscal year ended December 31, 2025 that were not otherwise disclosed in our Quarterly Reports on Form 10-Q or our Current Reports on Form 8-K.

Issuer Purchases of Equity Securities

We do not currently have any plans under which the Company is able to repurchase shares of our equity securities from our stockholders.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the closing of the Business Combination, which was accounted for as a reverse recapitalization in accordance with U.S. GAAP, the consolidated financial statements of Cardio Diagnostics, Inc., a Delaware corporation and our wholly owned subsidiary, are now the financial statements of the Company. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the two years in the period ended December 31, 2025 and the related notes included in Part II, Item 8 of this Annual Report.

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

Overview

Cardio was formed to further develop and commercialize a series of products for major types of cardiovascular disease and associated co-morbidities, including coronary heart disease (“CHD”), stroke, heart failure and diabetes, by leveraging our Artificial Intelligence (“AI”)-driven Multi-Omics Engine™. As a company, we aspire to give every American adult insight into their unique risk for various cardiovascular diseases. Cardio aims to become one of the leading medical technology companies for enabling improved prevention, early detection and treatment of cardiovascular disease. Cardio is transforming the approach to cardiovascular disease from reactive to proactive and hope to accelerate the adoption of Precision Medicine for all. We believe that incorporating Cardio’s solutions into routine practice in primary care and prevention efforts can help alter the trajectory that nearly one in two Americans is expected to develop some form of cardiovascular disease by 2035.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the COVID-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around COVID-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The PrecisionCHD™ tests is coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instance as long as 24 months, Cardio has been able to increase the number of provider organizations offering its tests and has continued the development of a more robust sales and partnership pipeline. In the fiscal year ended December 31, 2025, the focus of the Company remained in driving adoption of our clinical solutions, predominantly among providers, channel partners and employers. In addition, the Company made progress in its ongoing expansion to additional markets domestically and internationally with the first international expansion to India, partnering with channel partners such as YMCA of East Tennessee and Southdale YMCA to offer testing to its members and community, and in setting up our CLIA laboratory facility.

Cardio expects that sales and partnership cycles will continue to be long, especially with the current economic uncertainty. Our ongoing strategy for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;
•	Offer laboratory services via our laboratory;
•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;
•	Leverage our CPT PLA codes and expand reimbursement efforts with both government and commercial payors;
•	Expand the adoption of our products across key channels, including health systems and self-insured employers;
•	Explore additional market opportunities in the US;
•	Explore partner-led international expansions like that in India;
•	Explore opportunities to grow presence in India, including with local manufacturing;
•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and
•	Pursue potential strategic partnership(s) and/or acquisition(s) of one or more synergistic companies.

Recent Developments

At the Market Sales Agreement

On January 26, 2024, the Company entered into the Sales Agreement with Craig-Hallum. Pursuant to the Sales Agreement, the Company may sell, at its option, shares of its Common Stock through Craig-Hallum, as sales agent. Sales of the Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under the Company’s Registration Statement on Form S-3 filed on January 26, 2024 (File No. 333-276725) and declared effective by the SEC on February 1, 2024 (the “Initial Registration Statement”). Additional sales have been, and may continue to be made, pursuant to the Sales Agreement up to an aggregate of $9,476,508 under the Company’s Registration Statement on Form S-3 filed on February 7, 2025 (File No. 333-284775), declared effective by the SEC on February 14, 2025 (the “Additional Registration Statement”) and its accompanying Prospectus Supplement dated February 14, 2025. Subject to the terms and conditions of the Sales Agreement, Craig-Hallum may sell the shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act. The Company has agreed to pay Craig-Hallum a sales commission of 2.5% of the gross proceeds for sales under the Sales Agreement and to provide Craig-Hallum with customary indemnification and contribution rights, including for liabilities under the Securities Act. In addition, the Company is required to reimburse Craig-Hallum for certain specified expenses in connection with entering into the Sales Agreement.

In connection with the Sales Agreement, the Company sold 825,268 common shares (24,758,057 prior to the Reverse Stock Split) at various amounts per share to investors for gross proceeds totaling $11,546,949, before deducting sales commissions of $288,921 to placement agent, during the year ended December 31, 2024. The Company also paid the placement agent a fee of $55,000.

During the year ended December 31, 2025, in connection with the Sales Agreement the Company sold 292,495 shares on the post-reverse stock split basis (which includes 206,713 shares that were sold prior to the Reverse Stock Split, originally 6,201,377 shares) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,900,492 before deducting sales commissions of $96,994 to the placement agent. Subsequent to December 31, 2025, the Company sold 1,133,418 shares of Common Stock for gross proceeds totaling $3,788,174 under the At-the-Market Issuance Sales Agreement as of the date of this report.

As of March 13, 2026, we have sold an aggregate 2,251,181 shares of our Common Stock under the Sales Agreement and may sell up to another $5,298,889 of our Common Stock through Craig-Hallum under the Sales Agreement.

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

On September 19, 2025, the FDA formally rescinded its May 2024 final rule regulating Laboratory Developed Tests (LDTs) as medical devices, following a March 31, 2025, federal court ruling. The U.S. District Court for the Eastern District of Texas found the FDA exceeded its authority, reverting LDT oversight to Clinical Laboratory Improvement Amendments (CLIA). There has been no further pursuit by the current administration.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Revenue	$14,825	$34,890

Operating Expenses
Sales and marketing	766,888	1,231.969
Research and development	641,212	227,966
General and administrative	5,025,570	6,921,094
Amortization	65,233	19,738
Total operating expenses	(6,498,903)	(8,400,767)
Other (expense) income	(14,089)	(17,576)
Net (loss)	$(6,498,167)	$(8,383,453)

Cardio’s net loss for the year ended December 31, 2025 was $6,498,167 as compared to $8,383,453 for the year ended December 31, 2024, a decrease of $1,885,286 primarily as a result of a decrease in General and Administrative expenses associated with stock compensation issued in 2024.

Revenue

Revenue for the year ended December 31, 2025 was $14,825 compared to $34,890 for the year ended December 31, 2024. The decrease in revenue is a result of the conclusion of the Family Medicine Specialists’ Heart Attack Prevention testing initiative.

Additional providers and other organizations are continuing to be onboarded. However, there is a one to three quarter period from onboarding to ramping up usage of tests. The new provider organizations are also smaller and have fewer patients in general than Family Medicine Specialists.

Revenue Growth and Commercial Adoption Considerations

A recurring question from investors is why revenue growth does not immediately follow the development and validation of a clinically promising diagnostic test. While product development may appear straightforward — develop the test, demonstrate its effectiveness, and launch — the path from scientific discovery to broad clinical adoption is complex, highly regulated and typically extended in duration.

The commercialization lifecycle for diagnostic tests generally involves multiple stages:

•	Scientific Validation

The Company must conduct rigorous analytical and clinical validation studies to demonstrate the safety, accuracy and clinical utility of its tests. Publication of supporting data and peer-reviewed evidence is often an important component of this process.

•	Regulatory Requirements

Depending on the regulatory pathway, the Company must comply with applicable federal and state regulatory standards. Regulatory processes may involve submissions, inspections, or other oversight requirements that can extend development timelines.

•	Reimbursement and Coverage

Revenue generation depends significantly on securing third-party reimbursement. Following launch, the Company must obtain coverage determinations from government programs, including the Centers for Medicare & Medicaid Services (“CMS”), and subsequently from commercial payors. Coverage decisions often require demonstration of clinical utility, cost-effectiveness, and economic value relative to the current standard of care. The timing and scope of reimbursement approvals can materially impact adoption rates and revenue growth.

•	Physician Adoption and Clinical Guidelines

Broad utilization frequently depends on physician awareness, education and confidence in the test. Adoption may accelerate when professional medical societies incorporate a diagnostic test into clinical guidelines; however, guideline inclusion typically follows the accumulation of substantial clinical evidence over time.

•	Behavioral and Workflow Integration

Even when a test is validated, reimbursed and supported by clinical data, integration into established clinical workflows and physician practice patterns can be gradual. Changes in medical practice often occur incrementally as providers gain familiarity and comfort with new technologies.

In summary, the healthcare commercialization process is inherently lengthy and subject to regulatory, reimbursement, evidentiary, and behavioral factors. Broad clinical adoption of novel diagnostic technologies frequently spans multiple years and, in some cases, may require a decade or more from initial development to widespread utilization.

Sales and Marketing

Expenses related to sales and marketing for the year ended December 31, 2025 were $766,888 as compared to $1,231,969 for the year ended December 31, 2024, a decrease of $465,081. The overall decrease was primarily due to a restructuring in sales and marketing personnel in 2025.

Research and Development

Research and development expense for the year ended December 31, 2025 was $641,212 as compared to $227,966 for the year ended December 31, 2024, an increase of $413,246. The overall increase was due to an increase in research and development personnel in 2025.

General and Administrative Expenses

General and Administrative Expenses for the year ended December 31, 2025 were $5,025,570 as compared to $6,921,094 for the year ended December 31, 2024, a decrease of $1,895,524. The overall decrease is primarily due to a decrease in stock compensation expenses (mainly as a result of new stock options issued in the first quarter of 2024), coupled by the decrease in director and officer insurance expense.

General and Administrative Expenses for the year ended December 31, 2025 included payroll and related costs of $1,366,808, rent and other facility costs of $306,591, legal and professional fees of $868,826, consulting and contractor fees of $715,764, insurance expense of $618,998, filing fees of $99,115, transfer agent fees of $62,228, software and web computing expenses of $316,339, board compensation of $198,235, investor relations expenses of $10,133 and general corporate overhead expenses of $462,533.

General and Administrative Expenses for the year ended December 31, 2024 included payroll and related costs of $3,213,917, rent and other facility costs of $224,123, legal and professional fees of $731,209, consulting and contractor fees of $740,516, insurance expense of $714,481, filing fees of $102,514, transfer agent fees of $67,536, software and web computing expenses of $274,515, board compensation of $199,658, investor relations expense of $82,345 and general corporate overhead expenses of $570,280.

We expect our general corporate overhead to remain relatively flat. Additionally, as a public company, we must comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur annual expenses related to these matters and, among other things, directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, Nasdaq listing fees, auditing and legal fees and similar expenses.

Amortization

The total amortization expense for the year ended December 31, 2025 was $65,233, consisting of amortization of intangible assets of $5,333 and patent costs of $59,900. The total amortization expense for the year ended December 31, 2024 is $19,738, consisting of intangible assets of $16,000 and patent costs of $3,738.

Other income (expenses)

Total other expense for the year ended December 31, 2025 was $(14,089) as compared to $(17,576) for the year ended December 31, 2024. The total other expense for the year ended December 31, 2025 consists of interest expense of $14,801, net of interest income of $712. The total other expense for the year ended December 31, 2024 consists of interest expense of $18,640, net of interest income of $1,064.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows in the short- and long-term to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions and investments and other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and other sources, and their sufficiency to fund our operations. Historically, our principal sources of liquidity have been proceeds from the issuance of equity.

On January 26, 2024, we entered into the Sales Agreement with Craig-Hallum (the “ATM Offering”). Pursuant to the Sales Agreement and ATM Offering, we may sell, at our option, shares of our Common Stock through Craig-Hallum, as sales agent. Sales of our Common Stock were made pursuant to the Sales Agreement initially up to an aggregate of $17 million under a shelf registration statement declared effective in February 2024 (File No. 333-276725) and have been, and may continue to be made pursuant to the Sales Agreement up to an aggregate of an additional $9,476,508 under a second shelf registration statement declared effective in February 2025 (File No. 333-284775).

As of March 13, 2026, we sold an aggregate 2,251,181 shares of our Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $18,754,735, net of offering costs. The Company has paid Craig-Hallum $480,890 in sales commissions.

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

We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and grow our business, given the nominal amount of revenue we have generated since inception, coupled with substantial expenses both for ongoing business operations and to fund expenses incurred as a public company. We expect that our primary cash needs for the remainder of 2026 and for the foreseeable future will be for funding day-to-day operations and working capital requirements, funding our growth strategy, paying the setup expenses of our internal laboratory and paying expenses incurred in connection with our ongoing FDA submission activities. We explore our financing options on an ongoing basis. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction. We expect that for the remainder of 2026, we will rely primarily on the ongoing ATM Offering, provided that market conditions are favorable.

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

Working capital requirements are expected to increase in line with the growth of the business. We have no lines of credit or other bank financing arrangements. We anticipate that our principal sources of liquidity, including existing funds and the ATM offering will be sufficient to fund our activities over the next 12 months. In order to have sufficient cash to fund our operations beyond the next 12 months and grow our business, we will need to raise additional funds through the issuance of equity and/or debt. We cannot provide any assurance that we will be successful in doing so.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $4.76 on March 11, 2026. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at December 31, 2025 totaled $5,110,630 as compared to $7,827,487 at December 31, 2024, a decrease of $2,716,857. The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	2025	2024
Net cash used in operating activities	$5,726,833	$4,993,104
Net cash used in investing activities	419,310	404,190
Net cash provided by financing activities	3,429,286	11,941,258

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2025 was $5,726,833, as compared to $4,993,104 for the year ended December 31, 2024. The cash used in operations during the year ended December 31, 2025 is a function of net loss of $6,498,167, adjusted for the following non-cash operating items: depreciation of $160,063, amortization of $238,065 and stock-based compensation of $110,235. Operating assets and liabilities fluctuated as follows: a decrease in accounts receivable of $10,486, a decrease of $479,974 in prepaid expenses and other current assets, an increase of $9,781 in accounts payable and accrued expenses and a decrease in lease liability of $237,270.

The cash used in operations during the year ended December 31, 2024 is a function of net loss of $8,383,453, adjusted for the following non-cash operating items: depreciation of $113,777, amortization of $162,568, and stock-based compensation of $2,591,168. Operating assets and liabilities fluctuated as follows: an increase in accounts receivable of $13,652, a decrease of $915,969 in prepaid expenses and other current assets, a decrease of $155,552 in accounts payable and accrued expenses and a decrease in lease liability of $223,929.

Cash Used in Investing Activities

Cash used in investing activities for the year ended December 31, 2025 was $419,310 compared to $404,190 for the year ended December 31, 2024. The cash used in investing activities for the year ended December 31, 2025 was due to $187,317 for purchase of property and equipment and $231,993 in patent costs incurred. The cash used in investing activities for the year ended December 31, 2024 was due to $214,765 for purchase of property and equipment and $189,425 in patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $3,429,286 as compared to $11,941,258 for the year ended December 31, 2024. This change was due to $3,803,498 in proceeds from the sale of Common Stock, net of issuance costs, offset by $374,212 in payments pursuant to a finance agreement during the year ended December 31, 2025. Cash provided by financing activities for the year ended December 31, 2024 was due to $12,391,949 in proceeds from the sale of Common Stock and warrants, net of issuance costs, offset by $450,691 in payments pursuant to the Sales Agreement for the ATM Offering.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

As of December 31, 2025, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

Boustead Securities responded to the termination of the Placement Agent Agreement by disputing Legacy Cardio’s contention that it had not performed under the Placement Agent Agreement because, among other things, Boustead Securities had never sought out prospective investors. In its response, Boustead Securities included a list of funds that they had supposedly contacted on Legacy Cardio’s behalf. While Boustead Securities’ contention appears to contradict earlier communications from Boustead Securities in which they indicated that they had not made any such contacts or introductions, Boustead Securities contended that they are due success fees for two years following the termination of the Placement Agent Agreement on any transaction with any person on the list of supposed contacts or introductions. Legacy Cardio strongly disputes this position. Notwithstanding the foregoing, the Company has not consummated any transaction, as defined, with any potential party that purportedly was a contact of Boustead Securities in connection with the Placement Agent Agreement and has no plans to do so at any time during the tail period. No legal proceedings have been instigated by either party.

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

Northland Securities, Inc.

In January 2024, following the Company’s termination of its agreement with Yorkville and in connection with the Company’s at the market offering and/or its February 2024 private placement, a managing director of Northland Securities, Inc. (“Northland”) contacted the Company claiming the right to be paid a fee of approximately $150,000 pursuant to the agreement of March 1, 2023 between the Company and Northland regarding the Yorkville financing. Subsequently, the Company has been advised by another representative of Northland that Northland would not proceed with any such claim and no legal proceedings have been instigated.

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $68,631 to date and has paid 2% or approximately $1,300 in total royalty fees to UIRF under the exclusive license.

Nasdaq Continued Listing Compliance

On June 3, 2024, we received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the closing bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We were provided an initial compliance period and, on December 4, 2024, were granted an additional compliance period through June 2, 2025.

In May 2025, we effected a reverse stock split, after which we regained compliance with the minimum bid price requirement. Nasdaq subsequently notified us that we had regained compliance with Listing Rule 5550(a)(2).

Although we are currently in compliance, the market price of our common stock has historically experienced volatility and may continue to fluctuate due to factors both within and outside of our control, including our operating performance, capital market conditions, investor sentiment toward small-cap healthcare companies, and broader macroeconomic trends. Reverse stock splits do not guarantee sustained increases in market price, and there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or other Nasdaq continued listing standards in the future.

If the bid price of our common stock were to decline below $1.00 per share for a sustained period, we could again become non-compliant with Nasdaq’s continued listing requirements. In addition, continued listing on Nasdaq requires compliance with other quantitative and qualitative standards, including stockholders’ equity thresholds, market value of publicly held shares, corporate governance requirements, and timely filing obligations.

Any future failure to maintain compliance could result in deficiency notices and, if not cured, could ultimately lead to delisting, which could adversely affect the liquidity and market value of our common stock and our ability to access the capital markets.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to the consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of the consolidated financial statements. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected.

Stock-Based Compensation

We account for stock-based awards granted under our employee compensation plan in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest. We use the Black-Scholes option pricing model to estimate the fair value of our stock options and warrants. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility of our Common Stock, the risk-free interest rate at the date of grant, the expected vesting term of the grant, expected dividends and an assumption related to forfeitures of such grants. Changes in these subjective input assumptions can materially affect the fair value estimate of our stock options and warrants.

As of December 31, 2025, we were not subject to any market or interest rate risk.

Item 8. Financial Statements and Supplemental Data

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Cardio Diagnostics Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cardio Diagnostics Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2021

Hackensack, New Jersey

March 13, 2026

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2025	2024

ASSETS

Current assets
Cash	$5,110,630	$7,827,487
Accounts receivable	8,126	18,612
Prepaid expenses and other current assets	801,947	944,683

Total current assets	5,920,703	8,790,782

Long-term assets
Property and equipment, net	700,115	672,861
Right of use assets, net	259,565	432,397
Intangible assets, net	—	5,333
Deposits	12,850	12,850
Patent costs, net	873,182	701,089

Total assets	$7,766,415	$10,615,312

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$97,442	$87,661
Lease liability - current	237,607	237,270
Finance agreement payable	269,790	306,764

Total current liabilities	604,839	631,695

Long-term liabilities
Lease liability - long term	188,222	425,829

Total liabilities	793,061	1,057,524

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 1,826,051 and 1,531,468 shares issued and outstanding as of December 31, 2025 and 2024, respectively*	18	15
Additional paid-in capital	36,223,336	32,309,606
Accumulated deficit	(29,250,000)	(22,751,833)

Total stockholders' equity	6,973,354	9,557,788

Total liabilities and stockholders' equity	$7,766,415	$10,615,312

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2025	2024

Revenue	$14,825	$34,890

Operating expenses
Sales and marketing	766,888	1,231,969
Research and development	641,212	227,966
General and administrative	5,025,570	6,921,094
Amortization	65,233	19,738

Total operating expenses	6,498,903	8,400,767

Loss from operations	(6,484,078)	(8,365,877)

Other income (expenses)
Interest income	712	1,064
Interest expense	(14,801)	(18,640)

Total other income (expenses)	(14,089)	(17,576)

Loss before provision for income taxes	(6,498,167)	(8,383,453)

Provision for income taxes	—	—

Net loss	$(6,498,167)	$(8,383,453)

Basic and fully diluted income (loss) per common share:
Net loss per common share*	$(3.71)	$(9.35)

Weighted average common shares outstanding - basic and fully diluted*	1,751,417	896,424

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common stock		Additional Paid-in	Accumulated
	Shares*	Amount*	Capital	Deficit	Totals

Balances, December 31, 2023	684,680	$7	$17,326,497	$(14,368,380)	$2,958,124

Common stock and warrants issued for cash, net of issuance costs	843,995	8	12,391,941	—	12,391,949

Restricted stock awards vested	2,793	—	76,000	—	76,000

Compensation for vested stock options	—	—	2,515,168	—	2,515,168

Net loss	—	—	—	(8,383,453)	(8,383,453)

Balances, December 31, 2024	1,531,468	15	32,309,606	(22,751,833)	9,557,788

Common stock issued for cash, net of issuance costs	292,495	3	3,803,495	—	3,803,498

Fractional shares adjustment	27	—	—	—	—

Restricted stock awards vested	2,061	—	12,000	—	12,000

Compensation for vested stock options	—	—	98,235	—	98,235

Net loss	—	—	—	(6,498,167)	(6,498,167)

Balances, December 31, 2025	1,826,051	$18	$36,223,336	$(29,250,000)	$6,973,354

*	Retroactively restated for thirty-for-one share consolidation on May 12, 2025.

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,498,167)	$(8,383,453)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	160,063	113,777
Amortization	238,065	162,568
Stock-based compensation expense	110,235	2,591,168
Changes in operating assets and liabilities:
Accounts receivable	10,486	(13,652)
Prepaid expenses and other current assets	479,974	915,969
Accounts payable and accrued expenses	9,781	(155,552)
Lease liability	(237,270)	(223,929)

NET CASH USED IN OPERATING ACTIVITIES	(5,726,833)	(4,993,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(187,317)	(214,765)
Patent costs incurred	(231,993)	(189,425)

NET CASH USED IN INVESTING ACTIVITIES	(419,310)	(404,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	3,803,498	12,391,949
Payments of finance agreement	(374,212)	(450,691)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,429,286	11,941,258

NET (DECREASE) INCREASE IN CASH	(2,716,857)	6,543,964

CASH - BEGINNING OF YEAR	7,827,487	1,283,523

CASH - END OF YEAR	$5,110,630	$7,827,487

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$14,801	$18,640
Income taxes	$—	$—

Non-cash investing and financing activities:
Financing agreement entered into for prepaid insurance	$337,238	$383,455

See accompanying notes to the consolidated financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

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

Reverse Stock Split

On May 12, 2025, the Company filed a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State to effect a reverse stock split at a 1-for-30 ratio (the “Effective Time”). At the Effective Time, every 30 shares of issued and outstanding Common Stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Stock Split. Instead of issuing fractional shares, the Company rounded shares up or down to the nearest whole number as determined by DTC at the participant level. The Reverse Stock Split did not modify any voting rights or other terms of the Common Stock. The Company’s Common Stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market at the open of the markets on May 13, 2025. As a result, the number of shares of Common Stock outstanding was reduced from 52,160,487 shares to 1,738,683 shares, exclusive of 27 whole shares issued for rounding up fractional shares (which were issued in May 2025), and the number of authorized shares of Common Stock remains 300 million shares.

Unless otherwise indicated, all issued and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 1-for-30 Reverse Stock Split for all prior periods presented. Proportionate adjustments were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Year ended December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Loss attributable to common shareholders	$(8,383,453)	—	$(8,383,453)
Weighted average shares used to compute basic and diluted EPS	26,892,705	(25,996,281)	896,424
Loss per share - basic and diluted	$(0.31)	$(9.04)	$(9.35)

The following shares of common stock exercisable or issuable from outstanding stock options and warrants were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Year ended December 31, 2024
	As Previously Reported	Impact of Reverse Stock Split	As Revised
Common stock options	3,594,202	(3,474,395)	119,807
Common stock warrants	8,528,766	(8,244,474)	284,292

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the year ended December 31, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Options	Weighted Average Exercise	Options	Weighted Average Exercise	Options	Weighted Average Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Options outstanding at December 31, 2023	2,584,599	$3.06	(2,498,446)	$88.66	86,153	$91.72
Options granted	1,322,231	$1.93	(1,278,157)	$56.07	44,074	$58.00
Options expired or forfeited or cancelled	(312,628)	$1.93	302,208	$55.99	(10,420)	$57.92
Options outstanding at December 31, 2024	3,594,202	$2.74	(3,474,395)	$79.51	119,807	$82.25
Options vested and exercisable at December 31, 2024	3,594,202	$2.74	(3,474,395)	$79.51	119,807	$82.25

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

Warrant shares issuable upon exercise of a warrant and the related exercise price per whole share of Common Stock were adjusted retroactively to give effect to the Reverse Stock Split for the year ended December 31, 2024:

	As Previously Reported		Impact of Reverse Stock Split		As Revised
	Warrant shares	Weighted Average Exercise	Warrant shares	Weighted Average Exercise	Warrant shares	Weighted Average Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
Warrants outstanding at December 31, 2023	7,854,620	$9.70	(7,592,799)	$281.35	261,821	$291.05
Warrants granted	674,146	$1.78	(651,675)	$51.62	22,471	$53.40
Warrants outstanding at December 31, 2024	8,528,766	$9.08	(8,244,474)	$263.18	284,292	$272.26

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

One hundred percent of the Company’s revenues are generated from product tests for major types of cardiovascular disease, and therefore the Company has one operating segment for financial reporting purposes. The Company’s principal products are its Epi+Gen CHD and PrecisionCHD tests. Epi+Gen CHD assesses the risk for a coronary heart disease event, including a heart attack, in the next three years. PrecisionCHD aids in diagnosing and managing coronary heart disease. The tests can be paid for by provider organizations, patients, and/or employers. Customers are generally charged for tests utilized for the minimum committed test volume and the pricing can vary based on organization type, size and volume.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

Reportable segment information is presented below:

	December 31, 2025	December 31, 2024
Current Segment assets
Cash	$5,110,630	$7,827,487
Accounts receivable	8,126	18,612
Prepaid expenses and other current assets	801,947	944,683

Total current segment assets	5,920,703	8,790,782

Long-term segment assets
Property and equipment, net	700,115	672,861
Right of use assets, net	259,565	432,397
Intangible assets, net	—	5,333
Deposits	12,850	12,850
Patent costs, net	873,182	701,089

Total segment assets	$7,766,415	$10,615,312

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total consolidated assets.

Reportable segment operating results are presented below:

	Years Ended December 31,
	2025	2024
Revenue
Product Test sales	$14,825	$34,890
Total Segment Revenue	$14,825	$34,890

Segment Operating Expenses
Payroll and related costs	$1,366,808	$3,213,917
Rent and facility expense	306,591	224,123
Legal and professional expense	868,826	731,209
Consulting and contractor expense	715,764	740,516
Insurance expense	618,998	714,481
Filing fees expense	99,115	102,514
Transfer agent expense	62,228	67,536
Software and web computing expense	316,339	274,515
Board compensation expense	198,235	199,658
Investor relations expense	10,133	82,345
Other segment items (a)	462,533	570,280
Research and development expense	641,212	227,966
Sales and marketing expense	766,888	1,231,969
Amortization expense	65,233	19,738
Interest expense, net	14,089	17,576
Total Segment Operating Expenses	6,512,992	8,418,343
Total Segment Net Income (Loss)	$(6,498,167)	$(8,383,453)

(a)	Other segment items included in segment net income (loss) include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. There are no financial instruments measured at fair value on a recurring basis.

Revenue Recognition

The Company offers its products, Epi+Gen CHD and PrecisionCHD, via telemedicine providers, provider organizations such as concierge practices, and longevity clinics, and employer organizations. The Company is continuing to expand its markets and payment optionality, and therefore, other organization types not listed below may be added, and from time-to-time, there may be additional payment options.

•	Telemedicine

For telemedicine, the telemedicine provider collects payments from patients upon completion of eligibility screening and test order. Patients then send their samples to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon completing the testing of patient samples. Telemedicine providers are invoiced at the end of each month for all tests completed or orders received since prior invoicing.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

•	Provider organizations

For provider organizations, the cost of each test is negotiated prior to testing commencing. Pricing is determined based largely on the provider organization type and testing volume commitment. Upon ordering a test, a patient’s sample is sent to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon completing the testing of patient samples. The provider organization is invoiced the agreed upon pricing at the end of each month for all samples accepted or tests completed since prior invoicing. Patients are also able to pay directly for the test electronically.

•	Employer organizations

For employer organizations, the cost of each test is negotiated prior to testing commencing. Pricing is determined based largely on testing volume commitment. Patient samples are sent to the lab for biomarker assessments. The Company performs all quality control, analytical assessments and report generation and shares test reports with the ordering healthcare provider. Revenue is recognized upon completing testing of patient samples. The employer organization is invoiced the agreed upon pricing once a heart disease fair is completed or sample is received and accepted or all testing is completed.

The Company accounts for revenue under Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

1. Identifying the contract with a customer;

2. Identifying the performance obligations in the contract;

3. Determining the transaction price;

4. Allocating the transaction price to the performance obligations in the contract; and

5. Recognizing revenue when (or as) the Company satisfies its performance obligations.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the years ended December 31, 2025 and 2024 were $641,212 and $227,966, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $105,121 and $182,446 were charged to operations for the years ended December 31, 2025 and 2024, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of December 31, 2025 and 2024. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of December 31, 2025 and 2024, was approximately $4.8 million and $7.5 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Accounts Receivable

Accounts receivable is stated at invoiced amount, net of an allowance for doubtful accounts and bear no interest. An allowance for credit losses is established through a provision for losses charged to expenses. Receivables are charged against the allowance for losses when management believes collectability is unlikely. The allowance (if any) is an amount that management believes will be adequate to absorb estimated losses on existing receivables, based on evaluation of the collectability of the accounts and prior loss experience.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

Property and Equipment and Depreciation

Property and equipment are stated at cost. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income. Depreciation is computed using the straight line method over the estimated lives of the respective assets as follows:

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

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

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. On the consolidated statements of changes in stockholders’ equity and cash flows, payment of placement agent fee has been combined with common stock and warrants issued for cash rather than being separated out, to present net proceeds. On the consolidated statements of operations, prior period amounts of sales and marketing, research and development, and general and administrative under operating expenses have been reclassified to conform with 2025 fiscal year presentation for better reflecting the function of these expenses.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. ASU 2023-09 was effective for annual reporting periods beginning after December 15, 2024. We adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 10, Income Taxes for the inclusion of new disclosures required.

Recently issued accounting pronouncements not yet adopted

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2025 and 2024:

	2025	2024

Office and computer equipment	$29,264	$21,032
Furniture and fixtures	115,839	96,818
Lab equipment	330,487	170,423
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(277,630)	(117,567)
Total	$700,115	$672,861

Leasehold improvements of $502,155 represent costs of the buildout of the leased laboratory in Iowa City, Iowa that was completed in January 2024.

Depreciation expense of $160,063 and $113,777 was charged to operations for the years ended December 31, 2025 and 2024, respectively.

Note 4 – Intangible Assets

The following table provides details associated with the Company’s acquired identifiable intangible assets at December 31, 2025 and 2024:

	2025	2024

Know-how license	$80,000	$80,000
Less: Accumulated amortization	(80,000)	(74,667)
Total	$—	$5,333

Amortization expense charged to operations was $5,333 and $16,000 for the years ended December 31, 2025 and 2024, respectively.

Note 5 – Patent Costs

As of December 31, 2025, our patent portfolio includes seven patent families. In the first family of patents and patent applications owned solely by UIRF and exclusively licensed by Cardio, there are granted patents in the US (two), EU (subsequently validated in the United Kingdom, France, Germany, Italy, Switzerland, Ireland and Hong Kong), China, Australia, India, and Japan and other pending patent applications. The Company also has pending patent applications in patent families two, three, four, five, six and seven. Legal fees associated with the patents totaled $873,182 and $701,089, net of accumulated amortization of $66,820 and $6,920 as of December 31, 2025 and 2024, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $59,900 and $3,738 for the years ended December 31, 2025 and 2024, respectively.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

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

Pursuant to ASC Topic 842 Leases, the Company accounted for both leases as operating leases and accounted for the TIA as a lease incentive. The Company received the TIA from the landlord in the maximum amount of $253,000 on January 16, 2024.

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

As of December 31, 2025 and 2024, operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheets as follows:

	December 31, 2025	December 31, 2024

Operating Leases:
Operating lease right-of-use assets, net	$259,565	$432,397
Current portion of operating lease liabilities	$237,607	$237,270
Operating lease liabilities, net of current portion	$188,222	$425,829

As of December 31, 2025, the weighted-average remaining lease terms of the two operating leases were 0.9 years and 2.9 years, respectively. As of December 31, 2024, the weighted-average remaining lease terms of the two operating leases were 1.9 years and 3.9 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2026	$250,152
2027	102,060
2028	93,555
Total lease payments	445,767
Less: Imputed interest	19,938
Present value of lease liabilities	$425,829

At December 31, 2025, the Company had the following future minimum payments due under the non-cancelable lease:

2026	$250,152
2027	102,060
2028	93,555
Total minimum lease payments	$445,767

Consolidated rental expense for all operating leases was $237,015 and $204,717 for the years ended December 31, 2025 and 2024, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

The following table summarizes the cash paid and related right-of-use operating lease recognized for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$260,612	$257,508
Reduction of lease liabilities:
Operating leases	$237,270	$223,929

Note 7 – Finance Agreement Payable

On October 25, 2023, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2023. The amount financed of $467,500 was payable in 10 monthly installments plus interest at a rate of 8.95% through August 25, 2024. Accordingly, Directors and Officers insurance premiums of $550,000 have been recorded in prepaid expenses and were amortized over the life of the policy until October 25, 2024. As of October 31, 2024, this finance agreement was paid in full and insurance premiums were fully amortized.

On October 25, 2024, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2024. The amount financed of $383,455 was payable in 10 monthly installments plus interest at a rate of 8.80% through August 25, 2025. Accordingly, Directors and Officers insurance premiums of $451,124 have been recorded in prepaid expenses and were amortized over the life of the policy until October 25, 2025. As of October 31, 2025, this finance agreement was paid in full and insurance premiums were fully amortized.

On October 25, 2025, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2025. The amount financed of $337,238 is payable in 10 monthly installments plus interest at a rate of 7.35% through August 25, 2026. Accordingly, Directors and Officers insurance premiums of $396,750 have been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2026.

Finance agreements payable was $269,790 and $306,764 at December 31, 2025 and 2024, respectively. Unamortized balance of Directors and Officers insurance premiums was $323,922 and $368,315 as of December 31, 2025 and 2024, respectively.

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of Common Shares outstanding during the period. The Company’s potentially dilutive shares, which include shares of Common Stock presented below on a post-reverse stock split basis that are exercisable or issuable from outstanding common stock options and common stock warrants have not been included in the computation of diluted net loss per share for the years ended December 31, 2025 and 2024 as the result would be anti-dilutive.

	Years Ended December 31,
	2025	2024

Stock warrants	284,292	284,292
Stock options	144,320	119,807
Total shares excluded from calculation	428,612	404,099

Note 9 – Stockholders’ Equity

2022 Equity Incentive Plan

On October 25, 2022, the Company’s stockholders approved the Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The purpose of the 2022 Plan is to promote the interests of the Company and its stockholders by providing eligible employees, officers, directors and consultants with additional incentives to remain with the Company and its subsidiaries, to increase their efforts to make the Company more successful, to reward such persons by providing an opportunity to acquire shares of Common Stock on favorable terms and to attract and retain the best available personnel to participate in the ongoing business operations of the Company. The 2022 Plan permits the grant of Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units and Performance Shares.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

The 2022 Plan, as approved, permits the issuance of up to 108,850 shares (3,265,516 prior to the Reverse Stock Split) of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, provided, however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. In January 2024, the Compensation Committee approved an annual increase in the Share Reserve of 35,349 shares (1,060,458 prior to the Reverse Stock Split). On March 31, 2025, the Compensation Committee approved an increase in the Share Reserve of 95,721 shares (2,871,638 prior to the Reverse Stock Split).

As a result, the Company has the ability to initially issue an aggregate of 239,920 shares (on a post-reverse stock split basis) of Common Stock under the 2022 Equity Incentive Plan, of which 144,320 options have been granted and are currently exercisable. In addition, after deduction of 14,972 shares (on a post-reverse stock split basis) in settlement of RSUs issued to our independent directors and advisors in 2023 to 2025, a total of 80,628 shares were available for issuance under the 2022 Equity Plan at December 31, 2025.

Common Stock Issued

Private Placement

On February 2, 2024 (pre-dating the 1-for-30 reverse stock split effected in May 2025), in accordance with executed subscription agreements with seven accredited investors (the “Subscription Agreements”), the Company closed on the sale of 561,793 units (the “Units”), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”) and (ii) one six year Common Stock purchase warrant (the “Warrants”), which warrants are exercisable until February 2, 2030 at an exercise price of $1.78 ($53.40 on a post-reverse stock split basis) per share, subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization, including the 1-for-30 reverse stock split the Company effected on May 12, 2025. The Units were sold to the investors in a private placement at a sale price of $1.78 ($53.40 on a post-reverse stock split basis) per Unit (the “Private Placement”), resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. The Company used the net proceeds from the Private Placement for working capital and general corporate purposes. On a post-reverse stock split basis, the Company issued 18,727 shares and warrants that are exercisable for 18,727 shares, all at an exercise price of $53.40 per share, during the year ended December 31, 2024.

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

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 292,495 shares on the post-reverse stock split basis (which includes 206,713 shares that were sold prior to the Reverse Stock Split, originally 6,201,377 shares) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,900,492 before deducting sales commissions of $96,994 to the placement agent, during the year ended December 31, 2025.

In connection with the Sales Agreement, the Company sold 825,268 common shares (24,758,057 prior to the Reverse Stock Split) at various amounts per share to investors for gross proceeds totaling $11,546,949, before deducting sales commissions of $288,921 to placement agent, during the year ended December 31, 2024. The Company also paid the placement agent a fee of $55,000.

Other Common Stock Issuance

During the year ended December 31, 2025, the Company issued 2,061 shares (on a Reverse Stock Split-adjusted basis) of Common Stock to a consultant for services pursuant to vesting of Restricted Stock Units granted, valued at $12,000.

During the year ended December 31, 2024, the Company issued 1,619 shares (48,568 prior to the Reverse Stock Split) of Common Stock to 2 consultants for services pursuant to vesting of Restricted Stock Units granted, valued at $26,000.

On March 31, 2024, the Company issued 1,174 shares (35,212 prior to the Reverse Stock Split) of Common Stock to the board of directors for services pursuant to vesting of Restricted Stock Units granted, valued at $50,000.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

Warrants

During the years ended December 31, 2025 and 2024, in connection with the Private Placement as described above, the Company issued warrants that are exercisable for an aggregate of 0 and 22,471 shares of Common Stock (674,146 prior to the Reverse Stock Split), respectively.

Warrant activity during the years ended December 31, 2025 and 2024 was as follows:

	Warrant shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2023	261,821	$291.05	3.72
Warrants granted	22,471	53.40
Warrants outstanding at December 31, 2024	284,292	272.26	2.91
No warrant activity	—	—
Warrants outstanding at December 31, 2025	284,292	$272.26	1.91

Options

On January 23, 2024, the Company authorized an additional 35,349 shares (1,060,458 prior to the Reverse Stock Split) to the Equity Incentive Plan Reserve (the “2022 Plan”). On March 31, 2025, the Company authorized an additional 95,721 shares (2,871,638 prior to the Reverse Stock Split) to the 2022 Plan.

On March 31, 2025, the Company granted 2,524 stock options (75,756 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $9.90 per share ($0.33 prior to the Reverse Stock Split) with an expiration date of March 31, 2035. These immediately vested stock options were valued at $24,612 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2025, risk free interest rate of 4.3908%, volatility of 148% and an exercise price of $9.90 ($0.33 prior to the Reverse Stock Split).

On June 30, 2025, the Company granted 6,944 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $3.60 per share with an expiration date of June 30, 2035. These immediately vested stock options were valued at $24,778 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2025, risk free interest rate of 4.39%, volatility of 161% and an exercise price of $3.60.

On September 30, 2025, the Company granted 6,236 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $4.01 per share with an expiration date of September 30, 2035. These immediately vested stock options were valued at $24,762 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2025, risk free interest rate of 4.42%, volatility of 159% and an exercise price of $4.01.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

On December 31, 2025, the Company granted 9,224 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $2.71 per share with an expiration date of December 31, 2035. These immediately vested stock options were valued at $24,083 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2025, risk free interest rate of 4.41%, volatility of 126% and an exercise price of $2.71.

On January 23, 2024, the Company granted 39,594 options (1,187,826 prior to the Reverse Stock Split) to management and employees, 38,894 (1,166,826 prior to the Reverse Stock Split) of which vested immediately with the remaining 700 options (21,000 prior to the Reverse Stock Split) subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $63.30 per share ($2.11 prior to the Reverse Stock Split) with an expiration date of January 23, 2034. The immediately vested 38,894 stock options (1,166,826 prior to the Reverse Stock Split) were valued at $2,461,404 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the fiscal year ended December 31, 2025, risk free interest rate of 5.22%, volatility of 228% and an exercise price of $63.30 ($2.11 prior to the Reverse Stock Split). For the remaining 700 options (21,000 prior to the Reverse Stock Split), 250 options (7,500 prior to the Reverse Stock Split) were vested on June 30, 2024, 167 options (5,000 prior to the Reverse Stock Split) were vested on December 31, 2024 and 283 options (8,500 prior to the Reverse Stock Split) were forfeited before vesting with the leaving of the employees before December 31, 2024. The vested stock options were valued at $4,106 at vesting date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these vested stock options during the year ended December 31, 2024, risk free interest rate of 4.40%, volatility of 188% and an exercise price of $63.30 ($2.11 prior to the Reverse Stock Split).

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

On November 14, 2024, the Company granted 524 stock options (15,728 prior to the Reverse Stock Split) to two independent directors of the board, which vested immediately on grant date. Each option has an exercise price of $8.10 per share ($0.27 prior to the Reverse Stock Split) with an expiration date of November 14, 2034. These immediately vested stock options were valued at $4,125 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 4.44%, volatility of 156% and an exercise price of $8.10 ($0.27 prior to the Reverse Stock Split). The two independent directors did not stand for re-election at the 2024 Annual Meeting but did receive the options upon vesting.

On December 31, 2024, the Company granted 454 stock options (13,632 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $27.60 per share ($0.92 prior to the Reverse Stock Split) with an expiration date of December 31, 2034. These immediately vested stock options were valued at $12,289 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2024, risk free interest rate of 4.58%, volatility of 146% and an exercise price of $27.60 ($0.92 prior to the Reverse Stock Split).

Option activity during the years ended December 31, 2025 and 2024 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2023	86,153	$91.72	8.71
Options granted	44,074	58.00
Options expired or cancelled or forfeited	(10,420)	57.92
Options outstanding at December 31, 2024	119,807	82.25	8.12
Options granted	24,928	4.01
Options expired or cancelled or forfeited	(415)	63.30
Options outstanding at December 31, 2025	144,320	$68.79	7.58
Options vested and exercisable at December 31, 2025	144,320	$68.79

Note 10 - Income Taxes

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, our loss before provision for income taxes for the year ended December 31, 2025 was as follows:

Year Ended December 31, 2025
Domestic	$(6,498,167)
Foreign	—
Loss before provision for income taxes	$(6,498,167)

Loss before provision for income taxes for the year ended December 31, 2024 was $8,383,453.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2025 was as follows:

	Amount	Percent

Statutory U.S. federal income tax rate	$(1,364,615)	(21.0)%
State income taxes, net of federal income tax benefit	—	0.0
Tax effect of expenses that are not deductible for income tax purposes:
Stock based compensation	20,629	0.3
Change in Valuation Allowance	1,343,986	20.7
Provision for income taxes	$—	0.0%

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year Ended December 31,
2024

Statutory U.S. federal income tax rate	(21.0)%
State income taxes, net of federal income tax benefit	(0.0)%
Tax effect of expenses that are not deductible for income tax purposes:
Stock based compensation	6.3%
Change in Valuation Allowance	14.7%
Effective tax rate	0.0%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2025	2024
Deferred Tax Assets:
Net operating losses	$6,681,394	$5,580,034
Other	2,328	2,328
Property and equipment	81,991	25,169
Total deferred tax assets	6,765,713	5,607,531

Deferred Tax Liabilities	—	—

Valuation Allowance	(6,765,713)	(5,607,531)

Net deferred tax assets	$—	$—

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $23.5 million which may be carried forward indefinitely, and state net operating loss carryforwards of approximately $624,000 (Iowa) and $22.8 million (Illinois), respectively which expire at various dates from 2040 through 2045. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

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

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2025 and 2024 respectively has been established as Management believes that the Company will not more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2025 and 2024, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense. No interest or penalties have been recorded for the years ended December 31, 2025 and 2024, respectively.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

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

Boustead Securities responded to the termination of the Placement Agent Agreement by disputing Legacy Cardio’s contention that it had not performed under the Placement Agent Agreement because, among other things, Boustead Securities had never sought out prospective investors. In its response, Boustead Securities included a list of funds that they had supposedly contacted on Legacy Cardio’s behalf. While Boustead Securities’ contention appears to contradict earlier communications from Boustead Securities in which they indicated that they had not made any such contacts or introductions, Boustead Securities contended that they were due success fees for two years following the termination of the Placement Agent Agreement on any transaction with any person on the list of supposed contacts or introductions. Legacy Cardio strongly disputed this position. Notwithstanding the foregoing, the Company has not consummated any transaction, as defined, with any potential party that purportedly was a contact of Boustead Securities in connection with the Placement Agent Agreement and had no plans to do so at any time during the tail period. No legal proceedings have been instigated by either party.

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

Demand Letter and Potential Mootness Fee Claim

On June 25, 2022, a plaintiffs’ securities law firm sent a demand letter to the Company alleging that the Company’s Registration Statement on Form S-4 filed (the “S-4 Registration Statement”) with the Securities and Exchange Commission (“SEC”) on May 31, 2022 omitted material information with respect to the Business Combination and demanding that the Company and its Board of Directors immediately provide corrective disclosures in an amendment or supplement to the Registration Statement. Subsequent thereto, the Company filed amendments to the S-4 Registration Statement on July 27, 2022, August 23, 2022, September 15, 2022, October 4, 2022 and October 5, 2022 in which it responded to various comments of the SEC staff and otherwise updated its disclosure. In October 2022, the SEC completed its review and declared the S-4 registration statement on effective October 6, 2022. On February 23, 2023 and February 27, 2023, plaintiffs’ securities law firm contacted the Company’s counsel asking who will be negotiating a mootness fee relating to the purported claims set forth in the June 25, 2022 demand letter. The Company vigorously denies that the S-4 Registration Statement, as amended and declared effective, is deficient in any respect and that no additional supplemental disclosures are material or required. The Company believes that the claims asserted in the Demand Letter are without merit and that no further disclosure is required to supplement the S-4 Registration Statement under applicable laws. As of the date of filing of this Annual Report on Form 10-K, no lawsuit has been filed against the Company by that firm.

Northland Securities, Inc.

In January 2024, following the Company’s termination of its agreement with Yorkville and in connection with the Company’s at the market offering and/or its February 2024 private placement, a managing director of Northland Securities, Inc. (“Northland”) contacted the Company claiming the right to be paid a fee of approximately $150,000 pursuant to the agreement of March 1, 2023 between the Company and Northland regarding the Yorkville financing. Subsequently, the Company has been advised by another representative of Northland that Northland would not proceed with any such claim and no legal proceedings have been instituted.

The Company cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty could potentially require significant time and resources to defend and/or settle and distract its management and board of directors from focusing on its business.

CARDIO DIAGNOSTICS HOLDINGS, INC. Notes to Consolidated Financial Statements Years Ended December 31, 2025 and 2024

Directors and Officers Insurance

In connection with the Company’s various contractual obligations arising in the ordinary course of business, the Company is required to maintain insurance coverage for claims against its directors and officers.

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either the: (i) aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $68,631 to date and has paid 2% or approximately $1,300 in total royalty fees to UIRF under the exclusive license.

Note 12 – Subsequent Events

The Company evaluated its December 31, 2025 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Common Stock Issued

Subsequent to December 31, 2025 and through March 13, 2026, the Company sold 1,133,418 shares of Common Stock for gross proceeds totaling $3,788,174 under the At-the-Market Issuance Sales Agreement as of the date of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the fiscal year ended December 31, 2025.

Inadequate Segregation of Duties. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

Remediation Plans.  To address the material weakness related to inadequate segregation of duties, we explored the following remediation measures during the year ended December 31, 2025:

•	Implementation of Approval Matrices: We are developing a formalized approval matrix requiring dual authorization for significant transactions, such as payments above a specified threshold or changes to the general ledger, to enhance oversight despite staffing constraints.

•	Automation of Key Processes: We are exploring and deploying accounting software with built-in controls to automate certain financial processes, reducing reliance on manual interventions and minimizing error risks.

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information, including ages as of March 13, 2026, of our executive officers and members of the Board of Directors.

Name	Age	Position
Executive Officers
Meeshanthini (Meesha) V. Dogan, PhD	37	Chief Executive Officer and Director
Robert (Rob) Philibert, MD PhD	64	Chief Medical Officer and Director
Elisa Luqman, JD MBA	61	Chief Financial Officer
Timur Dogan, PhD	38	Chief Technology Officer

Non-Employee Directors
Warren Hosseinion, MD	54	Non-Executive Chairman
James Intrater	62	Director
Peter K. Fung, MD	69	Director
Wendy J. Betts	53	Director
Paul Burton	58	Director

Biographical Information

Executive Officers

The following is a brief biography of each of our executive officers:

Meeshanthini V. Dogan has served as our Chief Executive Officer and a director since inception. Together with Dr. Philibert, she is the Co-Founder of Legacy Cardio, with over 15 years’ experience in bridging medicine, engineering and artificial intelligence towards building solutions to fulfill unmet clinical needs such as in cardiovascular disease prevention and management. Coming from a family with a two-generation history of heart disease and having worked for an extensive time interacting with those affected by heart disease, she understands the pain points and founded Legacy Cardio to help prevent others from experiencing its devastating impacts. Dr. Dogan is a pioneer in artificial intelligence/machine learning-driven integrated genetic-epigenetic approaches, which includes highly cited publications, and platform presentations at the American Heart Association and American Society of Human Genetics. She co-invented the proprietary AI-driven Multi-Omics Engine™ of Cardio Diagnostics (six granted patents and numerous pending patents). In 2017, Dr. Dogan founded Legacy Cardio to commercialize this technology through a series of patent-pending clinical tests towards making heart disease prevention and early detection more accessible, personalized and precise. Under her leadership, Legacy Cardio was awarded the prestigious One To Watch award in 2020 by Nature and Merck, the 2021 Clinical Diagnostics Solution of the Year from Biotech Breakthrough and Fast Company's Next Big Things in Tech 2022, has worked its way to become a technology leader in cardiovascular diagnostics, launched products, secured both dilutive and non-dilutive funding and key relationships with world renowned healthcare organizations and key opinion leaders. Dr. Dogan holds a PhD degree in Biomedical Engineering and BSE/MS degrees in Chemical Engineering from University of Iowa. She was named FLIK Woman Entrepreneur to Watch in 2021. We believe that, as a co-founder of our Company and co-inventor of our Company’s key technologies and products, as well as her leadership skills, Dr. Dogan is uniquely positioned to bring unmatched experience and insights into the boardroom and to the daily operations of our Company.

Robert Philibert has served as our Chief Medical Officer and as a director since inception. Together with Dr. Dogan, he is a co-founder of Legacy Cardio. Dr. Philibert graduated from the University of Iowa Medical Scientist Training Program and completed a residency in Psychiatry at the University of Iowa. Between 1993 and 1998, he completed a Pharmacology Research Training Program (“PRAT”) Fellowship and a Staff Fellowship at the National Institutes of Health while also serving in the United States Uniformed Public Health Service. In late 1998, he returned to the University of Iowa where he now is a Professor of Psychiatry, with joint appointments in Neuroscience, Molecular Medicine and Biomedical Engineering. He has published over 170 peer reviewed manuscripts and is the recipient of numerous NIH grant awards and both national and international patents for his pioneering work in epigenetics. In particular, he is credited with discovering the epigenetic signatures for cigarette and alcohol consumption. In 2009, he founded Behavioral Diagnostics, LLC, a leading provider of epigenetic testing services which has introduced two epigenetic tests, Smoke Signature© and Alcohol Signature™ to the commercial market. Simultaneously, he has licensed related non-core technologies to manufacturing partners while developing an ecosystem of key complementary service providers in the clinical diagnostics space. With his decades of medical scientific study and practice and extensive academic background, having co-founded our Company and having pioneered critical aspects of our technology, Dr. Philibert brings to our board of directors invaluable background and expertise.

Elisa Luqman has served as our Chief Financial Officer on a part time basis since March 2021. In March 2021, Legacy Cardio and Ms. Luqman entered into a consulting agreement under which she was retained to provide services in connection with a potential merger transaction. Since April 2022, Ms. Luqman has also been serving as Chief Legal Officer (SEC) for Nutex Health, Inc. (“Nutex”), a physician-led, technology-enabled healthcare services company. She attained that position upon the closing of a merger transaction in which her employer, Clinigence Holdings, Inc. (“Clinigence"), was the surviving entity. She served as the Chief Financial Officer, Executive Vice President Finance and General Counsel of Clinigence from October 2019 until the merger. She also served as a director of Clinigence from October 2019 to February 2021. At Clinigence, Ms. Luqman was responsible for maintaining the corporation’s accounting records and statements, preparing its SEC filings and overseeing compliance requirements. She was an integral member of the Clinigence team responsible for obtaining the company’s NASDAQ listing and completing the reverse merger with Nutex. At Nutex Ms. Luqman continues to be responsible for preparing its SEC filings and overseeing compliance requirements. Ms. Luqman co-founded bigVault Storage Technologies, a cloud- based file hosting company acquired by Digi-Data Corporation in February 2006. From March 2006 through February 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, and subsequently during her tenure with Digi-Data Corporation she became General Counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, customer, supplier, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms. In March 2009, Ms. Luqman joined iGambit Inc. (“IGMB”) as Chief Financial Officer and General Counsel. Ms. Luqman oversaw and was responsible for IGMB’s SEC filings, FINRA filings and public company compliance requirements from its initial Form 10 filing with the SEC in 2010 through its reverse merger with Clinigence Holdings, Inc. in October 2019. Ms. Luqman received a BA degree, a JD in Law, and an MBA Degree in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey and Florida in House Counsel Bar.

Timur Dogan has served as our Chief Technology Officer since May 2022. He has been employed by Legacy Cardio since August 2019, after obtaining his Ph.D., and was serving as its Senior Data Scientist until he was promoted to CTO. Dr. Dogan was instrumental in developing and advancing the proprietary AI-driven Multi-Omics Engine™ that is at the core of Cardio’s cardiovascular solutions. Along with the founding team, he is the co-inventor of several patent-pending technologies in cardiovascular disease and diabetes. He holds a joint B.S.E./M.S. and Ph.D. degrees in Mechanical Engineering from the University of Iowa where he researched complex fluid flows. He developed machine learning models on high-performance computing systems using a mixture of low and high-fidelity numerical simulations and experiments to draw insights from non-linear physics.

Non-Employee Members of the Board of Directors

The following is a brief biography of each of our non-employee directors:

Warren Hosseinion, MD has served as the Company’s Non-Executive Chairman of the Board since the consummation of the Business Combination in October 2022. He was Legacy Cardio’s Non-Executive Chairman of the Board from May 2022 and was on Legacy Cardio’s Board of Directors beginning in November 2020. In March 2021, Legacy Cardio and Dr. Hosseinion entered into a consulting agreement under which he was retained to provide services in connection with a potential merger transaction. He continues to provide consulting services to the Company under that contract. He is also currently the President and a director of Nutex Health, Inc. (Nasdaq: NUTX), positions he has held since April 2022. Dr. Hosseinion also serves as Chairman of the Board of Directors of Voyager Acquisition Corp (Nasdaq:VACH). He has served as the Chairman of Altitude Acquisition Corporation (NASDAQ: ALTU) from September 2022 to March 2024. VACH and ALTU are each a Special Purpose Acquisition Corporation (SPAC). In 2001, Dr. Hosseinion co-founded Astrana Health, Inc. (Nasdaq: ASTH) (formerly, Apollo Medical Holdings, Inc. (Nasdaq: AMEH)) and served as a member of Astrana’s Board of Directors from July 2008 to March 2019. He served as Astrana’s Chief Executive Officer from July 2008 to December 2017 and its Co-Chief Executive Officer from December 2017 to March 2019. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, his Medical Degree from the Georgetown University School of Medicine and completed his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. Dr. Hosseinion’s experience as a physician, along with his background at Astrana and Nutex, brings to our Board and our Company a depth of understanding of physician culture and the healthcare market, as well as a strong knowledge of the public markets.

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

Wendy J. Betts has served as a member of the Company’s Board of Directors since November 15, 2024. Since June 2024, Ms. Betts has been serving as the Information Security Officer at Rotary International, where she is managing the cybersecurity department, which includes cyber defense, cyber operations and deployment of strategic technology. Prior to that, she was the Director of Cybersecurity Strategy at United Airlines from October 2022 to September 2023, where she managed the strategic initiatives for the cybersecurity program. From July 2019 to October 2022, Ms. Betts served as Senior Risk Manager at Bank of America, where she oversaw the second line work for cybersecurity defense including SOC, Malware, DDoS and Cloud. From March 2010 to July 2019, Ms. Betts was employed by Northern Trust, most recently serving as Vulnerability Manager, where she developed the Secure SDLC program and rolled out DevSecOps methodology throughout the application development environment. Ms. Betts is continually active in the technology industry, where she is currently a member of Information Systems Security Association (“ISSA”), Women in Cybersecurity (“WiCyS”), and Chief, the private network for senior women executives. Ms. Betts earned her BA in Operations Management Information Systems from Northern Illinois University and an MBA with an emphasis in finance from the Keller Graduate School of Management. She is a Certified Information Systems Security Professional (“CISSP”) and Certified Cloud Security Professional (“CCSP”). She also serves as a Director for the Luminarts Culture Foundation, an organization dedicated to supporting young artists through its competitive programs that offer financial awards, artistic opportunities and mentoring that bridge the gap between education and career. Ms. Betts was selected to serve due to her background and experience in cybersecurity, finance, and corporate leadership, all of which are areas of expertise we believe bring valuable insights to our boardroom including with respect to cybersecurity oversight requirements.

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

Paul F. Burton has served as a member of the Company’s Board of Directors since December 2023. Since May 2021, Mr. Burton has served as the Managing Partner, of 2Flo Ventures, a start-up studio and early-stage healthcare investor. Through 2Flo Ventures, he provides strategic and financial advice to healthcare companies. In 2010, he founded and continues to serve as Managing Principal of Burton Advisory, Inc., which provides strategic and financial advice to healthcare companies, drawing from over 20 years of experience in corporate finance and strategic advisory services. In connection therewith, since December 2018, Mr. Burton has been the Chief Executive Officer of Akan Biosciences, a biotech start-up company developing regenerative medicinal therapeutics. From 2019 he also has been serving as the Chief Financial Officer of Temprian Therapeutics. From 2019 through 2022 he served as the fractional CFO for both Cancer IQ and 4D Healthware. From 2019 through 2022, Mr. Burton was also an Entrepreneur in Residence at Northwestern University, supporting students and faculty with healthcare-oriented commercialization projects. Previously, he was the Chief Executive Officer of ResQ Pharma, Inc. In 2013 he co-founded Vivacelle Bio, Inc., where he served as Chief Financial Officer and a member of its board of directors. Mr. Burton currently serves as a member of the Chicago Biomedical Consortium’s VC Advisory Committee, as a member of MATTER, a Chicago-based healthcare incubator, and the Bunker Labs, an incubator started in Chicago for U.S. military veterans. He also is a member of the Board of Directors of Millennium Beacon, a healthcare incubator based on the southside of Chicago, seeking to serve overlooked populations. Prior thereto, Mr. Burton worked as an investment banking associate at Salomon Brothers (now Citigroup Corporate & Investment Bank). He also served as a United States Regular Army Commissioned Officer (Infantry). Mr. Burton earned his JD and MBA from the University of Illinois at Urbana-Champaign and earned two Bachelor’s Degrees from the University of Illinois at Chicago. He currently serves on the Board of Trustees of the Ravinia Festival, an internationally-renowned, not-for-profit music festival. Mr. Burton was selected to serve due to his extensive experience in the working of numerous capacities with early-stage healthcare companies as well as his corporate finance background, both of which are areas of expertise we believe bring invaluable insights to our Board.

Family Relationships

Other than Meeshanthini Dogan and Timur Dogan, who are wife and husband, there are no family relationships among our executive officers and directors.

Corporate Governance

Cardio has structured its corporate governance in a manner that we believe closely aligns its interests with those of its stockholders. Notable features of this corporate governance include:

•	Cardio has independent director representation on its audit, compensation and nominating and corporate governance committees, and its independent directors will meet regularly in executive sessions without the presence of its corporate officers or non-independent directors;
•	at least one of its directors has qualified as an “audit committee financial expert” as defined by the SEC; and
•	it has and will implement a range of other corporate governance best practices, including a robust director education program.

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

Our board consists of seven directors. The board of directors are elected each year at the annual meeting of stockholders.

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

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our independent directors hold regularly scheduled meetings at which only independent directors are present. Any affiliated transactions must be on terms no less favorable to the Company than could be obtained from independent parties. Our Board of Directors reviews and approves all affiliated transactions with any interested director abstaining from such review and approval.

Based on information provided by each director concerning his or her background, employment and affiliations, the Board has determined that Paul Burton, James Intrater, Wendy Betts, and Peter Fung, MD, representing four of the Company’s seven directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under the listing standards of Nasdaq and applicable SEC rules. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant in determining their independence, including the beneficial ownership of the Company capital stock by each non- employee director, and the transactions involving them. See “Certain Cardio Relationships and Related Persons Transactions.”

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

Compensation Committee

Cardio has a compensation committee consisting of James Intrater, Paul Burton and Peter Fung, MD with Mr. Intrater serving as chair of the committee. The Cardio Board has determined that each member of the compensation committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements.

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

Nominating and Corporate Governance Committee

Cardio has a nominating and corporate governance committee consisting of Wendy Burton, James Intrater, and Peter Fung, MD with Ms. Betts serving as chair of the committee. The Cardio Board has determined that each member of the nominating and corporate governance committee qualifies as an independent director under the independence requirements of the Sarbanes-Oxley Act, Rule 10A-3 under the Exchange Act and Nasdaq listing requirements.

The nominating and corporate governance committee’s responsibilities include, among other things, to:

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

The limitation of liability, advancement and indemnification provisions in our Second Amended and Restated Certificate of Incorporation and our By-laws may discourage stockholders from bringing lawsuit against directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit Cardio and our stockholders. In addition, investors may be adversely affected to the extent Cardio pays the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

There is currently no pending material litigation or proceeding involving any of Cardio’s directors, officers, or employees for which indemnification is sought.

Section 16(a) Beneficial Ownership Reporting Compliance; Delinquent Section 16(a) Reports

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2025, our directors, executive officers, and ten percent stockholders complied with all Section 16(a) filing requirements, except with respect to: (i) an option grant of 151 shares on a post-Reverse Stock Split basis made on December 31, 2024 to Mr. Intrater, a Form 4 for which was filed on January 15, 2025, (ii) an option grant of 151 shares on a post-Reverse Stock Split basis made on December 31, 2024 to Mr. Burton a Form 4 for which was filed on January 15, 2025, (iii) an option grant of 76 shares on a post-Reverse Stock Split basis made on December 31, 2024 to Ms. Betts a Form 3 for which was filed on February 5, 2025, (iv) an option grant of 76 shares on a post-Reverse Stock Split basis made on December 31, 2024 to Dr. Fung a Form 3 for which was filed on March 13, 2025, (v) option grants of 1,559 shares each made on September 30, 2025 to each of Dr. Fung, Ms. Betts, Mr. Intrater, and Mr. Burton for which Forms 4 were filed on October 3, 2025. As a result, each of Dr. Fung, Ms. Betts, Mr. Intrater, and Mr. Burton each had 2 delinquent filings in 2025.

Securities Trading

The Company has adopted a Securities Trading Policy that governs the purchase, sale, and/or other dispositions of the Company's securities by our directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our policy against insider trading is incorporated by reference as Exhibit 19.1 to this Annual Report. Our policy against insider trading prohibits directors, officers, employees and other covered persons from engaging in transactions while aware of material nonpublic information about the Company. Directors, officers and certain other employees are subject to pre-clearance requirements for all transactions in the Company’s securities and are generally prohibited from transacting in the Company’s securities during designated blackout periods. Our policy against insider trading prohibits employees, officers and directors from engaging in any speculative or hedging transactions in our securities. We prohibit transactions such as puts, calls, swaps, forward sale contracts, and other derivatives or similar arrangements or instruments designed to hedge or offset decreases in the market value of our securities. No employee, officer or director may engage in short sales of our securities, hold our securities in a margin account, purchase shares of our stock on margin or pledge our securities as collateral for a loan.

Item 11. Executive Compensation

Overview

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2025 Summary Compensation Table” below. For the year ended December 31, 2025, our “named executive officers” (“NEOs”) and their positions were as follows:

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

2025 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for fiscal years ended December 31, 2025 and 2024.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus	Stock	Option Awards (2)	All Other Compensation ($)		Total
		($)	($)	($)	($)	($)		($)
Meeshanthini V. Dogan,	2025	300,000	0	0	0	12,300	(1)	312,300
CEO	2024	300,000	0	0	1,004,656	11,000	(1)	1,315,656
Warren Hosseinion,	2025	300,000	0	0	0	0		300,000
Chairman	2024	300,000	0	0	75,349	0		375,349
Elisa Luqman,	2025	275,000	0	0	0	0		275,000
CFO	2024	275,000	0	0	75,349	0		350,349
Timur Dogan,	2025	250,000	0	0	0	10,300	(1)	260,300
CTO	2024	250,000	0	0	502,328	9,167	(1)	761,495

(1)	All Other Compensation includes Cardio’s contribution to the Company’s 401(k) account on behalf of the executive and health and dental insurance coverage.
(2)	Discretionary stock option grants made in 2024 by the Compensation Committee. The 2024 amounts reflect the grant date fair values of performance awards based upon the Nasdaq closing stock price of $2.11 on the date of grant.

Narrative to the Summary Compensation Table

2025 Base Salary

The named executive officers receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In 2025, the base salaries paid to each of Dr. Dogan, Dr. Hosseinion, Ms. Luqman and Mr. Dogan are set forth in the “Summary Compensation Table” above in the column titled “Salary.” Each of the NEOs has entered into an employment agreement (or, in the case of Dr. Hosseinion, a Non- Executive Chairman and Consulting Agreement), which became effective as of the Closing of the Business Combination. A brief summary of those agreements is set forth below under the caption, “Agreements with Our Executive Officers and Non-Executive Chairman of the Board.”

Annual Bonuses

We do not currently maintain an annual bonus program for our employees, including our named executive officers. However, the employment agreements and, in the case of Dr. Hosseinion, his Non-Executive Chairman and Consulting Agreement, provide that our named executive officers are eligible to receive an annual cash bonus based on the extent to which, in the discretion of the Board, each such person achieves or exceeds specific and measurable individual and Company performance objectives. The Board did not award any annual bonuses in 2025 and 2024.

Equity Compensation

The Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan (the “2022 Equity Plan”), was adopted by the Mana Board of Directors and approved by the Mana stockholders in connection with the Business Combination.

The 2022 Plan, as approved, permitted the issuance of up to 108,850 shares (3,265,516 prior to the Reverse Stock Split) of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, provided, however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. In January 2024, the Compensation Committee approved an annual increase in the Share Reserve of 35,349 shares (1,060,458 prior to the Reverse Stock Split). On March 31, 2025, the Compensation Committee approved an increase in the Share Reserve of 95,721 shares (2,871,638 prior to the Reverse Stock Split).

On March 31, 2025, we granted 2,524 stock options (75,756 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $9.90 per share ($0.33 prior to the Reverse Stock Split) with an expiration date of March 31, 2035. On June 30, 2025, we granted 6,944 stock options to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $3.60 per share with an expiration date of June 30, 2035. On September 30, 2025, we granted 6,236 stock options to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $4.01 per share with an expiration date of September 30, 2035. On December 31, 2025, we granted 9,224 stock options to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $2.71 per share with an expiration date of December 31, 2035.

On January 23, 2024, we granted 39,594 options (1,187,826 prior to the Reverse Stock Split) to management and employees, 38,894 (1,166,826 prior to the Reverse Stock Split) of which vested immediately with the remaining 700 options (21,000 prior to the Reverse Stock Split) subject to 50% vesting on June 30, 2024 and 100% vesting on December 31, 2024. Each option has an exercise price of $63.30 per share ($2.11 prior to the Reverse Stock Split) with an expiration date of January 23, 2034. For the remaining 700 options (21,000 prior to the Reverse Stock Split), 250 options (7,500 prior to the Reverse Stock Split) were vested on June 30, 2024, 167 options (5,000 prior to the Reverse Stock Split) were vested on December 31, 2024 and 283 options (8,500 prior to the Reverse Stock Split) were forfeited before vesting with the leaving of the employees before December 31, 2024.

On June 30, 2024, we granted 1,012 stock options (30,300 prior to the Reverse Stock Split) to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $16.50 per share ($0.55 prior to the Reverse Stock Split) with an expiration date of June 30, 2034. On September 30, 2024, we granted 2,492 stock options (74,744 prior to the Reverse Stock Split) to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $6.60 per share ($0.22 prior to the Reverse Stock Split) with an expiration date of September 30, 2034. On November 14, 2024, we granted 524 stock options (15,728 prior to the Reverse Stock Split) to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $8.10 per share ($0.27 prior to the Reverse Stock Split) with an expiration date of November 14, 2034. On December 31, 2024, we granted 454 stock options (13,632 prior to the Reverse Stock Split) to the board of directors, which vested immediately on the grant date. Each option has an exercise price of $27.60 per share ($0.92 prior to the Reverse Stock Split) with an expiration date of December 31, 2034. In the future, we may grant cash and equity incentive awards to directors, employees (including our named executive officers) and consultants in order to continue to attract, motivate and retain the talent for which we compete.

A total of 80,628 shares were available for issuance under the 2022 Equity Plan at December 31, 2025. At December 31, 2025, there were 144,320 options outstanding for the purchase of Common Stock, all of which were vested and exercisable.

The following table sets forth information as of December 31, 2025 regarding Common Stock that may be issued under the 2022 Equity Plan, which, as of the date of this report, is the only equity compensation plan that has been adopted by our Board of Directors.

Plan Category	(A) Number of Securities to be issued upon exercise of outstanding options, warrants and rights		(B) Weighted average per share exercise price of outstanding options, warrants and rights		(C) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	144,320	(1)	68.79	(2)	80,628	(3)
Equity compensation plans not approved by security holders	—		—		—

(1)	Includes 144,320 outstanding options to purchase shares of Common Stock under the 2022 Equity Plan.
(2)	58,652 outstanding options are exercisable at $117, 25,300 outstanding options are exercisable at $37.80, 30,958 outstanding options are exercisable at $63.30, 1,012 outstanding options are exercisable at $16.50, 2,492 outstanding options are exercisable at $6.60, 524 outstanding options are exercisable at $8.10, 454 outstanding options are exercisable at $27.60, 2,524 outstanding options are exercisable at $9.90, 6,944 outstanding options are exercisable at $3.60, 6,236 outstanding options are exercisable at $4.01 and 9,224 outstanding options are exercisable at $2.71 subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization. All options and per share exercise price are on a Reverse Stock Split-adjusted basis.
(3)	This amount includes the deduction of 2,061 shares in settlement of RSUs issued in 2025, 2,793 shares (83,780 prior to the Reverse Stock Split) in settlement of RSUs issued in 2024 and 10,118 shares (303,547 prior to the Reverse Stock Split) in settlement of RSUs issued in 2023 to our independent directors and advisors. This amount does not include any additional shares that may become available for future issuance under the 2022 Equity Plan pursuant to the automatic increase to the share reserve on January 1 of each of our calendar years through 2027 (each, an “Evergreen Date”) by the number of shares equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the committee in its sole discretion. Effective March, 2025, the 2022 Equity Plan increased by 95,721 shares pursuant to the evergreen provision of the plan.

Refer to Note 9 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

Equity Award Grant Practices

Our equity-based incentive awards are designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our Named Executive Officers. The Board or Compensation Committee is responsible for approving equity grants. We typically grant equity awards to new hires or employees receiving bonuses annually for the previous fiscal year’s performance. Annual awards are typically granted in the first quarter of each year. Generally, our equity awards granted to our Named Executive Officers vest over four years, subject to the employee’s continued employment with us on each vesting date. The independent board of directors annual compensation is paid 50% in the form of stock options, payable quarterly. The regularly-scheduled grant dates for the independent board of directors stock options are the last calendar day of the each fiscal quarter.

The Board and Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity-based awards, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. For all stock option awards, the exercise price is the closing price of our Common Stock on the Nasdaq Capital Market on the date of the grant. If the grant date falls on a non-trading day, the exercise price is the closing price of our Common Stock on the Nasdaq Capital Market on the last trading day preceding the date of grant. We have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation for any Named Executive Officer grants in fiscal year 2025.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025. We have made no stock awards under the 2022 Plan and accordingly, that portion of the table has been omitted.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#)(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Meeshanthini V. Dogan	9,075	—	—	$37.80	6/23/2033
	22,848	—	—	$117.00	5/6/2032
	15,875	—	—	$63.30	1/23/2034
Warren Hosseinion	4,125	—	—	$37.80	6/23/2033
	11,424	—	—	$117.00	5/6/2032
	1,191	—	—	$63.30	1/23/2034
Elisa Luqman	1,925	—	—	$37.80	6/23/2033
	5,712	—	—	$117.00	5/6/2032
	1,191	—	—	$63.30	1/23/2034
Timur Dogan	5,225	—	—	$37.80	6/23/2033
	1,353	—	—	$117.00	5/6/2032
	7,938	—	—	$63.30	1/23/2034

Agreements with Our Executive Officers and Non-Executive Chairman of the Board

In connection with preparations for the Business Combination, Cardio executed employment agreements as of May 27, 2022 with each person expected to be named an executive officer of the combined entity. The agreements became effective upon Closing of the Business Combination in October 2022. The principal terms of each of agreements is as follows:

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

Director Compensation

The following individuals served as non-employee directors of the Company for all or part of 2025 (other than Dr. Hosseinion, who, as discussed above, is being treated as an NEO for purposes of the compensation disclosure in this Annual Report): Paul Burton, James Intrater, Wendy J. Betts and Peter K. Fung, MD. The following table sets forth information concerning the compensation for our non-employee directors for services rendered during the year ended December 31, 2025. Additionally, we reimburse our non-employee directors for reasonable travel and other out-of-pocket expenses incurred in connection with attending board of director and committee meetings or undertaking other business on behalf of Cardio.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Paul Burton	25,000	25,000	—	50,000
James Intrater	25,000	25,000	—	50,000
Wendy J. Betts	25,000	25,000	—	50,000
Peter K. Fung, MD	25,000	25,000	—	50,000

Narrative Disclosure to Non-Employee Director Compensation Table

During 2025, Cardio compensated our non-employee, independent directors for service as a director with a combination of option grants in the amount of $25,000 and cash payments in the amount of $25,000.

On March 31, 2025, June 30, 2025, September 30, 2025, and December 31, 2025, each independent director received $6,250 in cash payments and $6,250 in stock options awards. The number of shares of Common Stock into which the options may be exercised were based on the closing price of our Common Stock on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, respectively. Directors who transitioned on or off the Board are compensated on a pro-rata basis for days of service.

Non-employee directors are also eligible to be granted options under the Company’s 2022 Equity Incentive Plan.

We reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending board of director and committee meetings or undertaking other business on behalf of our Company.

As discussed below under “Certain Relationships and Related Party Transactions,” we have entered into indemnification agreements with, and obtained directors liability protection for, our officers and directors.

Compensation of Other Members of the Board of Directors

In fiscal 2025, Dr. Dogan, our co-founder and Chief Executive Officer, and Dr. Hosseinion, our Non-Executive Chairman of the Board, were compensated as an employee and a consultant, respectively, and did not receive any additional compensation for service on our Board. Their total 2025 compensation in all capacities is reflected in the Summary Compensation Table. As noted in connection with the Summary Compensation Table above, Dr. Hosseinion’s compensation is disclosed as though he is a Named Executive Officer in order to provide complete transparency as to the compensation he is paid by us as Non-Executive Chairman and a consultant to our company. Robert Philibert, our co-founder, Chief Medical Officer and a director, is not compensated for his service as a member of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of March 13, 2026 by:

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

Subject to the paragraph above, percentage ownership of outstanding shares is based on 2,959,469 shares of the Company’s Common Stock outstanding as of March 13, 2026.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
Directors, Executive Officers and Greater than 5% Holders
Meeshanthini V. Dogan (2)	121,773	4.11%
Robert Philibert (3)	82,979	2.80%
Warren Hosseinion (4)	20,609
Elisa Luqman (5)	10,759	*
James Intrater (7)	9,646	**
Peter K. Fung (8)	6,308	*
Wendy Betts (8)	6,308	*
Paul Burton (7)	7,553	*
Timur Dogan (6)	121,773	4.11%
All Executive Officers and Directors as a Group (9 individuals) * Less than 1%.	265,935	8.99%

(1)	Unless otherwise noted, the address for the persons in the table is 311 West Superior Street, Suite 444, Chicago IL 60654.
(2)	Meeshanthini Dogan and Timur Dogan are married. The beneficial ownership of Meeshanthini Dogan reflected in the table includes the shares and options of Timur Dogan. Meeshanthini Dogan’s direct ownership is 52,882 shares of Common Stock, 47,798 shares issuable upon exercise of options, and 2,299 shares of Common Stock held jointly with her spouse.
(3)	Robert Philibert a Director and Chief Medical Officer (CMO) of the registrant, is the direct owner of 2,523 of the securities of the registrant reported herein, owns and controls BD Holding Inc., the direct owner of 52,882 of the securities of the registrant reported herein, owns and controls Behavioral Diagnostics LLC, the direct owner of 471 of the securities of the registrant reported herein, 26,849 shares issuable upon exercise of options, and his spouse is the direct owner of 254 of the securities of the registrant reported herein.
(4)	Includes 16,740 shares of common stock issuable upon exercise of options.
(5)	Includes 8,828 shares of common stock issuable upon exercise of options.
(6)	Timur Dogan and Meeshanthini Dogan are married. The beneficial ownership of Timur Dogan reflected in the table includes the shares and options of Meeshanthini Dogan. Timur Dogan’s direct ownership is 4,278 shares of common stock, 14,516 shares issuable upon exercise of options and 2,299 shares of common stock held jointly with his spouse.
(7)	Includes 7,259 shares of common stock issuable upon exercise of options.
(8)	Includes 6,308 shares of common stock issuable upon exercise of options.

Item 13. Certain Relationships, and Related Transactions and Director Independence

There have been no transactions since January 1, 2025 or proposed transactions to which we have been or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than transactions that are described under the section “Executive and Director Compensation.”

Cardio has an exclusive, worldwide patent license of the Core Technology from the University of Iowa Research Foundation (UIRF). Under UIRF’s Inventions Policy inventors are generally entitled to 25% of income from earnings from their inventions. Consequently, Meeshanthini Dogan and Robert Philibert may benefit from this policy.

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

Warren Hosseinion M.D., who serves as the Non-Executive Chairman of the Board of the Company, is also a minority ten percent (10%) owner of Altitude Capital Group LLC (“Altitude”), a separate entity engaged as the placement agent for our private placement that closed in February, 2024, for which Dr. Hosseinion did not receive any compensation. This ownership interest creates a potential conflict of interest because Dr. Hosseinion may have a financial interest in the success of Altitude, which could affect his decision-making with respect to any offering and other matters related to the Company. However, the Company has established policies and procedures designed to address and mitigate any potential conflicts of interest that may arise in connection with Mr. Hosseinion’s dual roles. All material agreements and arrangements between the Company and Altitude have to be reviewed and approved by the Company's independent Board of Directors.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered by Prager Metis CPAs, LLC for the fiscal years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Audit Fees (1)	$144,750	$107,500
Audit-Related Fees (2)	47,000	42,500
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$191,750	$150,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly interim financial statements, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. As noted above, we engaged Prager Metis CPAs, LLC to conduct the audit of our financial statements for the years ended December 31, 2025 and 2024.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay our independent registered public accountants for tax services for the periods shown in the table above.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related to potential business combinations. We did not pay our independent registered public accountants for other services for the periods shown in the table above.

Auditor Independence

In 2025, there were no other professional services provided by Prager Metis CPAs, LLC, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Prager Metis CPAs, LLC.

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

All services performed and related fees billed by Prager Metis CPAs, LLC during fiscal years 2024 and 2025 were pre-approved by our Audit Committee pursuant to regulations of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1. Financial Statements

As part of this Annual Report on Form 10-K, the consolidated financial statements are listed in the accompanying Index to Financial Statements on page F-1.

2. Financial Statement Schedules

All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.

3. Exhibit Index

		Incorporation by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders (included as Annex A to the Proxy Statement/Prospectus)	8-K	2.1	5/31/22
2.2	Amendment dated September 15, 2022 to Agreement and Plan of Merger dated as of May 27, 2022 by and among Mana Capital Acquisition Corp., Mana Merger Sub, Inc., Cardio Diagnostics, Inc., and Meeshanthini (Meesha) Dogan, as representatives of the shareholders	8-K	2.1	9/15/22
2.3	Waiver Agreement dated as of October 25, 2022 with respect to Agreement and Plan of Merger dated as of May 27, 2022, as amended on September 15, 2022	8-K	2.3	10/31/22
3.1	Third Amended and Restated Certificate of Incorporation of Cardio Diagnostics Holdings, Inc., dated May 30, 2023	8-K	3.1	5/30/23
3.2	By-laws	S-1	3.3	10/19/21
4.1	Specimen Stock Certificate	S-1/A	4.2	11/10/21
4.2	Specimen Warrant Certificate (contained in Exhibit 4.3)	8-K	4.1	11/26/21
4.3	Warrant Agreement, dated November 22, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/26/21
4.4	Form of Private Placement Warrant	8-K	4.1	2/2/24
4.5	Description of Securities	10-K	4.5	4/1/2024
10.1	Form of Non-Competition and Non-Solicitation Agreement	S-4	10.8	5/31/22
10.2#	Form of Board of Directors Agreement, dated June 19, 2023	8-K	10.1	6/22/23
10.3	Registration Rights Agreement, dated November 22, 2021, by and among the Company, the Sponsor and other holders party thereto	8-K	10.4	11/26/21
10.4#	Cardio Diagnostics Holdings, Inc. 2022 Equity Incentive Plan and related forms of agreements	10-K	10.4	4/1/2024
10.5#	Form of Indemnification Agreement	S-1	10.5	12/12/22
10.6#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Meeshanthini Dogan	S-4/A	10.13	8/23/22
10.7#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Robert Philibert	S-4/A	10.14	8/23/22
10.8#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Elisa Luqman	S-4/A	10.15	8/23/22
10.9#	Employment Agreement, executed as of May 27, 2022, between Cardio Diagnostics, Inc. and Timur Dogan	S-4/A	10.16	8/23/22
10.11#	Non-Executive Chairman and Consulting Agreement between Cardio Diagnostics, Inc. and Warren Hosseinion	S-4/A	10.18	8/23/22
10.12	Exclusive License Agreement between Cardio Diagnostics, LLC and the University of Iowa Research Foundation dated May 2, 2017	S-4/A	10.11	8/23/22
10.13	First Amendment to Exclusive License Agreement between Cardio Diagnostics, Inc. and the University of Iowa Research Foundation dated September 2, 2022	S-4/A	10.19	9/15/22
10.14§	Lease Agreement, dated July 20, 2023, between the Registrant and 246 Group LC dba North Point Crossing	10-Q	10.1	8/14/23
10.15	Office Building Lease Agreement, dated June 15, 2023, between the Registrant and 311 W. Superior, L.L.C.	10-Q	10.2	8/14/23
10.16	Engagement Letter, dated as of May 13, 2022, between Mana Capital Acquisition Corp. and The Benchmark Company, LLC	10-K	10.18	3/31/23
10.17	Amendment No. 1 to Engagement Letter, dated November 14, 2022, between the Registrant and The Benchmark Company, LLC	10-K	10.19	3/31/23
10.18	At the Market Offering Agreement, dated January 26, 2024, between Cardio Diagnostics Holdings, Inc. and Craig-Hallum Capital Group, LLC	S-3	1.2	1/26/24
19.1	Securities Insider Trading Policy	10-K	19.1	3/20/2025
21.1*	List of Subsidiaries
23.1*	Consent of Prager Metis CPAs, LLC, independent registered public accounting firm
24.1*	Power of Attorney(included on signature page of this Form 10-K)
31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97#	Cardio Diagnostics Holdings, Inc. “Clawback” Policy	10-K	97.1	4/1/2024
101.INS*++	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*++	XBRL Taxonomy Extension Schema Document.
101.CAL*++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*++	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Date File (embedded with the Inline XBRL document)
*	Filed herewith.
#	Indicates a management contract or compensatory plan, contract or arrangement.
§	Certain of the exhibits or schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, as amended, for any schedule or exhibit so furnished.
+	Furnished herewith. The certifications attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardio Diagnostics Holdings,, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
++	Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardio Diagnostics Holdings, Inc.

Dated: March 13, 2026	By:	/s/ Meeshanthini V. Dogan
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

Signature	Title and Capacity	Date

/s/ Meeshanthini V. Dogan	Chief Executive Officer and Director	March 13, 2026
Meeshanthini V. Dogan, PhD

/s/ Elisa Luqman	Chief Financial Officer and Principal	March 13, 2026
Elisa Luqman	Accounting Officer

/s/ Warren Hosseinion	Director (Chairman of the Board)	March 13, 2026
Warren Hosseinion, MD

/s/ James Intrater	Director	March 13, 2026
James Intrater

/s/ Peter K. Fung	Director	March 13, 2026
Peter K. Fung

/s/ Wendy J. Betts	Director	March 13, 2026
Wendy J. Betts

/s/ Robert Philibert	Director	March 13, 2026
Robert Philibert, MD

/s/ Paul Burton	Director	March 13, 2026
Paul Burton

