Form 10-Q
period 2026-03-31
Cardio Diagnostics Holdings, Inc.
filed 2026-05-15
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, there were 2,959,469 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

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

The Company effected a 1-for-30 reverse stock split effective May 12, 2025 (the "Reverse Stock Split”). Unless otherwise indicated, all issued and outstanding stock and per share amounts referred to in this Quarterly Report on Form 10-Q have been adjusted to reflect the Reverse Stock Split for all prior periods presented. Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans and outstanding warrants, and the number of shares underlying outstanding equity awards and warrants, as applicable. See Note 1 for information and disclosures relating to adjustments related to the Reverse Stock Split.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026 (the “2025 Form 10-K”). Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash	$7,077,021	$5,110,630
Accounts receivable	4,274	8,126
Prepaid expenses and other current assets	663,320	801,947

Total current assets	7,744,615	5,920,703

Long-term assets
Property and equipment, net	657,635	700,115
Right of use assets, net	214,685	259,565
Deposits	12,850	12,850
Patent costs, net	929,586	873,182

Total assets	$9,559,371	$7,766,415

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$122,970	$97,442
Lease liability - current	199,854	237,607
Finance agreement payable	168,619	269,790

Total current liabilities	491,443	604,839

Long-term liabilities
Lease liability – long term	164,529	188,222

Total liabilities	655,972	793,061

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 2,959,469 and 1,826,051 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	29	18
Additional paid-in capital	39,941,528	36,223,336
Accumulated deficit	(31,038,158)	(29,250,000)

Total stockholders' equity	8,903,399	6,973,354

Total liabilities and stockholders' equity	$9,559,371	$7,766,415

 The accompanying notes are an integral part of these unaudited condensed financial statements.

 CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$2,680	$940

Operating expenses
General and administrative	1,455,497	1,278,301
Sales and marketing	196,712	188,977
Research and development	129,776	118,784
Amortization	5,532	45,438

Total operating expenses	1,787,517	1,631,500

Loss from operations	(1,784,837)	(1,630,560)

Other income (expenses)
Interest income	118	187
Interest expense	(3,439)	(4,691)

Total other (expenses)	(3,321)	(4,504)

Loss before provision for income taxes	(1,788,158)	(1,635,064)

Provision for income taxes	—	—

Net loss	$(1,788,158)	$(1,635,064)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.63)	$(.97)

Weighted average common shares outstanding - basic and fully diluted	2,840,778	1,686,144

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2026 and 2025

(unaudited)

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2025	1,826,051	$18	$36,223,336	$(29,250,000)	$6,973,354

Common stock issued for cash, net of issuance costs	1,133,418	11	3,693,459	—	3,693,470

Compensation for vested stock options	—	—	24,733	—	24,733

Net loss	—	—	—	(1,788,158)	(1,788,158)

Balances, March 31, 2026	2,959,469	$29	$39,941,528	$(31,038,158)	$8,903,399

Balances, December 31, 2024	1,531,468	$15	$32,309,606	$(22,751,833)	$9,557,788

Common stock issued for cash, net of issuance costs	206,713	2	3,423,782	—	3,423,784

Restricted stock awards vested	502	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,612	—	24,612

Net loss	—	—	—	(1,635,064)	(1,635,064)

Balances, March 31, 2025	1,738,683	$17	$35,764,000	$(24,386,897)	$11,377,120

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,788,158)	$(1,635,064)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,240	37,656
Amortization	50,412	87,664
Stock-based compensation expense	24,733	30,612
Changes in operating assets and liabilities:
Accounts receivable	3,852	9,060
Prepaid expenses and other current assets	138,627	107,461
Accounts payable and accrued expenses	25,528	20,520
Lease liability	(61,446)	(58,010)

NET CASH USED IN OPERATING ACTIVITIES	(1,562,212)	(1,400,101)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,760)	(5,787)
Patent costs incurred	(61,936)	(41,628)

NET CASH USED IN INVESTING ACTIVITIES	(63,696)	(47,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	3,693,470	3,423,784
Payments of finance agreement	(101,171)	(115,036)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,592,299	3,308,748

NET INCREASE IN CASH	1,966,391	1,861,232

CASH - BEGINNING OF PERIOD	5,110,630	7,827,487

CASH - END OF PERIOD	$7,077,021	$9,688,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,439	$4,691
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

Three Months Ended March 31, 2026 and 2025

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026 or any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

Reverse Stock Split

On May 12, 2025, the Company filed a Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of the Company with the Delaware Secretary of State to effect a reverse stock split at a 1-for-30 ratio (the "Reverse Stock Split”), effective immediately after the close of trading on Nasdaq on May 12, 2025 (the “Effective Time”). At the Effective Time, every 30 shares of issued and outstanding Common Stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Reverse Stock Split. Instead of issuing fractional shares, the Company rounded shares up or down to the nearest whole number as determined by DTC at the participant level. The Reverse Stock Split did not modify any voting rights or other terms of the Common Stock. The Company’s Common Stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market at the open of the markets on May 13, 2025. As a result, the number of shares of Common Stock outstanding was reduced from 52,160,487 shares to 1,738,683 shares, exclusive of 27 whole shares issued for rounding up fractional shares (which were issued in May 2025), and the number of authorized shares of Common Stock remains 300 million shares.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

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

One hundred percent of the Company’s revenues are generated from products testing for major types of cardiovascular disease, and therefore the Company has one operating segment for financial reporting purposes. The Company’s principal products are its Epi+Gen CHD and PrecisionCHD tests. Epi+Gen CHD assesses the risk for a coronary heart disease event, including a heart attack, in the next three years. PrecisionCHD aids in diagnosing and managing coronary heart disease. The tests can be paid for by provider organizations, patients, and/or employers. Customers are generally charged for tests utilized or for the minimum committed test volume and the pricing can vary based on organization type, size and volume.

Reportable segment information is presented below:

	March 31,	December 31,
	2026	2025
Current Segment assets
Cash	$7,077,021	$5,110,630
Accounts receivable	4,274	8,126
Prepaid expenses and other current assets	663,320	801,947

Total current segment assets	7,744,615	5,920,703

Long-term segment assets
Property and equipment, net	657,635	700,115
Right of use assets, net	214,685	259,565
Deposits	12,850	12,850
Patent costs, net	929,586	873,182

Total segment assets	$9,559,371	$7,766,415

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total consolidated assets.

Reportable segment operating results are presented below:

	Three Months Ended March 31,
Revenue	2026	2025
Product Test sales	$2,680	$940
Total Segment Revenue	$2,680	$940

Segment Operating expenses
Payroll and related costs	$353,955	345,497
Rent and facility expense	85,557	66,393
Legal and professional expense	229,255	301,520
Consulting and contractor expense	144,835	160,802
Insurance expense	146,354	156,567
Filing fees expense	17,250	20,131
Transfer agent expense	10,110	6,382
Software and web computing expense	90,025	78,591
Board compensation expense	49,733	49,612
Investor relations expense	38,092	3,750
Franchise tax	178,467	225
Other segment items (a)	111,864	88,831
Research and development expense	129,776	118,784
Sales and marketing expense	196,712	188,977
Amortization expense	5,532	45,438
Total Segment Operating Expenses	1,787,517	1,631,500
Interest expense, net	3,321	4,504
Total Segment Net (Loss)	$(1,788,158)	$(1,635,064)

(a)	Other segment items included in segment net loss include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the three months ended March 31, 2026 and 2025 were $129,776 and $118,784, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $18,920 and $41,820 were charged to operations for the three months ended March 31, 2026 and 2025, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2026 and December 31, 2025. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of March 31, 2026 and December 31, 2025, was approximately $6.7 million and $4.8 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period presentation. On the consolidated statements of operations, prior period amounts of sales and marketing, research and development, and general and administrative under operating expenses have been reclassified to conform with 2026 fiscal year presentation for better reflecting the function of these expenses.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

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

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2026 and December 31, 2025:

	2026	2025

Office and computer equipment	$29,264	$29,264
Furniture and fixtures	117,599	115,839
Lab equipment	330,487	330,487
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(321,870)	(277,630)
Total	$657,635	$700,115

Depreciation expense of $44,240 and $37,656 was charged to operations for the three months ended March 31, 2026 and 2025, respectively.

Note 4 – Patent Costs

As of March 31, 2026, our patent portfolio includes seven patent families. In the first family of Patents and patent applications owned solely by UIRF and exclusively licensed by Cardio, there are granted patents in the US (two), EU (subsequently validated in the United Kingdom, France, Germany, Italy, Switzerland, Ireland and Hong Kong), China, Australia, India, and Japan and other pending patent applications. The Company also has pending patent applications in patent families two, three, four, five, six and seven. Legal fees associated with the patents totaled $929,586 and $873,182, net of accumulated amortization of $72,352 and $66,820 as of March 31, 2026 and December 31, 2025, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $5,532 and $41,438 for the three months ended March 31, 2026 and 2025, respectively.

Note 5 – Operating Leases

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

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

On July 20, 2023, the Company entered into another lease agreement for laboratory in Iowa City, Iowa, commencing on August 1, 2023 for a term of five years and four months and expiring on November 30, 2028. The monthly rent for August to November 2023 was abated and the Company agreed to pay a monthly rent of $8,505 ($102,060 annually) commencing December 1, 2023. In addition, the landlord agreed to provide the Company with a one-time Tenant Improvement Allowance (“TIA”) in the amount of up to, but not exceeding $50 per rentable square foot of the premises for a maximum allowance of $253,000. Pursuant to ASC Topic 842 Leases, the Company accounted for both leases as operating leases and accounted for the TIA as a lease incentive. The Company received the TIA from landlord in maximum amount of $253,000 on January 16, 2024.

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

As of March 31, 2026 and December 31, 2025, operating lease ROU assets and operating lease liabilities are recorded on the condensed consolidated balance sheets as follows:

	March 31, 2026	December 31, 2025

Operating Leases:
Operating lease right-of-use assets, net	$214,685	$259,565
Current portion of operating lease liabilities	$199,854	$237,607
Operating lease liabilities, net of current portion	$164,529	$188,222

As of March 31, 2026, the weighted-average remaining lease terms of the two operating leases were 0.67 years and 2.67 years, respectively. As of December 31, 2025, the weighted-average remaining lease terms of the two operating leases were 0.9 years and 2.9 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2026 (remaining period)	$184,542
2027	102,060
2028	93,555
Total lease payments	380,157
Less: Imputed interest	15,774
Present value of lease liabilities	$364,383

At March 31, 2026, the Company had the following future minimum payments due under the non-cancelable lease:

2026 (remaining period)	$184,542
2027	102,060
2028	93,555
Total minimum lease payments	$380,157

Consolidated rental expense for all operating leases was $60,831 and $57,586 for the three months ended March 31, 2026 and 2025, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

The following table summarizes the cash paid and related right-of-use operating lease recognized for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,610	$64,827
Reduction of lease liabilities:
Operating leases	$61,446	$58,010

Note 6 – Finance Agreement Payable

On October 25, 2024, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2024. The amount financed of $383,455 was payable in 10 monthly installments plus interest at a rate of 8.80% through August 25, 2025. Accordingly, Directors and Officers insurance premiums of $451,124 has been recorded in prepaid expenses and was amortized over the life of the policy until October 25, 2025. As of October 31, 2025, this finance agreement was paid in full and insurance premiums were fully amortized.

On October 25, 2025, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2025. The amount financed of $337,238 is payable in 10 monthly installments plus interest at a rate of 7.35% through August 25, 2026. Accordingly, Directors and Officers insurance premiums of $396,750 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2026. The finance agreement payable for this agreement was $168,619 and $269,790 at March 31, 2026 and December 31, 2025, respectively. Unamortized balance of Directors and Officers insurance premiums was $226,093 and $323,922 as of March 31, 2026 and December 31, 2025, respectively.

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares of Common Stock presented below on a post-reverse stock split basis that are exercisable or issuable from outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025 as the result would be anti-dilutive.

	Three Months Ended March 31,
	2026	2025

Stock warrants	284,292	284,292
Stock options	157,140	122,332
Total shares excluded from calculation	441,432	406,624

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

Note 8 – Stockholders’ Equity

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

The 2022 Plan, as approved, permits the issuance of up to 108,850 shares (3,265,516 prior to the Reverse Stock Split) of Common Stock (the “Share Reserve”) upon exercise or conversion of grants and awards made from time to time to officers, directors, employees and consultants, provided however that the Share Reserve will increase on January 1st of each calendar year and ending on and including January 1, 2027 (each, an “Evergreen Date”), in an amount equal to the lesser of (i) 7% of the total number of shares of Common Stock outstanding on the December 31st immediately preceding the applicable Evergreen Date and (ii) such lesser number of shares of Common Stock as determined to be appropriate by the Compensation Committee, which administers the 2022 Plan, in its sole discretion. In January 2024, the Compensation Committee approved an annual increase in the Share Reserve of 35,349 shares (1,060,458 prior to the Reverse Stock Split). On March 31, 2025, the Compensation Committee approved an increase in the Share Reserve of 95,721 shares (2,871,638 prior to the Reverse Stock Split).

As a result, the Company has the ability to initially issue an aggregate of 239,920 shares (on a post-reverse stock split basis) of Common Stock under the 2022 Equity Incentive Plan, of which 157,140 options have been granted and are currently exercisable. In addition, after deduction of 14,972 shares (on a post-reverse stock split basis) in settlement of RSUs issued to our independent directors and advisors in 2023 to 2025, a total of 67,808 shares were available for issuance under the 2022 Equity Plan at March 31, 2026.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

Common Stock Issued

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 1,133,418 shares of Common Stock at various amounts per share to investors for gross proceeds totaling $3,788,175 before deducting sales commissions of $94,705 to the placement agent, during the three months ended March 31, 2026.

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

Warrants

Warrant activity during the three months ended March 31, 2026 and 2025 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2024	284,292	$272.26	2.91
No warrant activity	—	—
Warrants outstanding at March 31, 2025	284,292	$272.26	2.66
Warrants outstanding at December 31, 2025	284,292	$272.26	1.91
No warrant activity	—	—
Warrants outstanding at March 31, 2026	284,292	$272.26	1.66

Options

On March 31, 2025, the Company authorized an additional 95,721 shares (2,871,638 prior to the Reverse Stock Split) to the 2022 Plan.

On March 31, 2025, the Company granted 2,525 stock options (75,756 prior to the Reverse Stock Split) to the board of directors, which vested immediately on grant date. Each option has an exercise price of $9.90 per share ($0.33 prior to the Reverse Stock Split) with an expiration date of March 31, 2035. These immediately vested stock options were valued at $24,612 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the year ended December 31, 2025, risk free interest rate of 4.3908%, volatility of 148% and an exercise price of $9.90 ($0.33 prior to the Reverse Stock Split).

On March 31, 2026, the Company granted 12,820 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $1.95 per share with an expiration date of March 31, 2036. These immediately vested stock options were valued at $24,733 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three months ended March 31, 2026, risk free interest rate of 4.3601%, volatility of 157% and an exercise price of $1.95.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

Option activity during the three months ended March 31, 2026 and 2025 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2024	119,807	$82.25	8.12
Options granted	2,525	9.90
Options outstanding at March 31, 2025	122,332	$80.76	7.92
Options vested and exercisable at March 31, 2025	122,332	$80.76
Options outstanding at December 31, 2025	144,320	$68.79	7.58
Options granted	12,820	1.95
Options outstanding at March 31, 2026	157,140	$63.34	7.55
Options vested and exercisable at March 31, 2026	157,140	$63.34

Note 9 – Commitments and Contingencies

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended March 31, 2026 and 2025 (UNAUDITED)

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either: (i) the aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $71,311 to date and has paid 2% or approximately $1,400 in total royalty fees to UIRF under the exclusive license.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2025 Annual Report on Form 10-K that was filed on March 13, 2026 (the “2025 Form 10-K”). In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note About Forward-Looking Statements,” above. Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the 2025 Form 10-K (Item 1A therein). Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Cardio launched its first clinical test, Epi+Gen CHD™, a three-year symptomatic CHD risk assessment clinical blood test targeting CHD events, including heart attacks, in 2021 during the COVID-19 pandemic. As a result, the initial strategy for commercialization involved launching the test via telemedicine and in smaller provider practices such as concierge medicine practices. The volume of tests through these channels were minimal, and as the circumstances around COVID-19 pandemic improved, management re-vamped the Company’s go-to-market strategy to include other healthcare verticals and stakeholders beyond patients and small providers, including larger provider organizations, group purchasing organizations, employers, payors and life insurers. This new approach allowed Cardio to expand the reach of our solutions beyond the initial focus areas. Beyond the launch of Epi+Gen CHD, in March 2023, we announced the launch of our second product, PrecisionCHD™, an integrated epigenetic-genetic clinical blood test for the detection of coronary heart disease. The PrecisionCHD™ tests is coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers new epigenetic and genetic insights to clinicians prescribing the to personalize patient management and help improve chronic care management. In May 2023, we launched CardioInnovate360™, a research-use-only (“RUO”) solution to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases. In February 2024, we announced the launch of HeartRisk™, a cardiovascular disease risk intelligence platform. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” The new go-to-market strategy is also being implemented for these products. Despite long partnership and sales cycles, in some instance as long as 24 months, Cardio has been able to increase the number of provider and other organizations offering its tests and has continued the development of a more robust sales and partnership pipeline. In the quarter ended March 31, 2026, the focus of the Company remained in driving adoption of our clinical solutions, predominantly among providers, channel partners, and employers. The Company also completed the scheduled Heart Health Fairs at YMCA of East Tennessee and Southdale YMCA. In addition, the Company has made progress in its implementation in India in partnership with Aimil Ltd and Dr. Lal Path Labs, and in discussions related to other potential international expansions. Finally, the setup of the Company’s new high complexity CLIA lab was completed with the initial CLIA survey conducted by a CLIA compliance manager and found no deficiencies. In addition to the federal certification requirements, the laboratory also received its out-of-state licenses from California, Maryland, Pennsylvania, and Rhode Island. Testing of patient samples have commenced at this facility for samples originating from all states except New York until a New York license is obtained. As a result of the lab setup, the Company is no longer reliant on a third-party lab for patient sample processing and the lab setup provides an opportunity to reduce cost of goods sold with scale.

Cardio expects that sales and partnership cycles will continue to be long. A recurring question from investors is why revenue growth does not immediately follow the development and validation of a clinically promising test. While product development may appear straightforward — develop the test, demonstrate its effectiveness, and launch — the path from scientific discovery to broad clinical adoption is complex, highly regulated and typically extended in duration.

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

Our ongoing strategy and considerations for expanding our business operations and increasing revenue generation include the following:

•	Develop additional products, including clinical tests for stroke, congestive heart failure and diabetes;
•	Offer laboratory services via our laboratory if viable;
•	Expand clinical and health economics evidence portfolio to continue to demonstrate value of products and increase reach;
•	Leverage our CPT PLA codes and expand reimbursement efforts with both government and commercial payors;
•	Expand the adoption of our products across key channels, including health systems and self-insured employers;
•	Explore additional market opportunities in the US;
•	Explore partner-led international expansions like that in India;
•	Explore opportunities to grow presence in India, including with local manufacturing;
•	Scale our internal operations capabilities with a focus on improving efficiency and reducing our cost of goods sold; and
•	Pursue potential strategic partnership(s) and/or acquisition(s) of one or more synergistic companies.

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

During the year ended December 31, 2025, in connection with the Sales Agreement the Company sold 292,495 shares on the post-reverse stock split basis (which includes 206,713 shares that were sold prior to the Reverse Stock Split, originally 6,201,377 shares) of Common Stock at various amounts per share to investors for gross proceeds totaling $3,900,492 before deducting sales commissions of $96,994 to the placement agent. Subsequent to December 31, 2025, the Company sold 1,133,418 shares of Common Stock for net proceeds totaling $3,693,470 after financing charges of $94,705 under the At-the-Market Issuance Sales Agreement as of the date of this report.

As of May 15, 2026, we have sold an aggregate 2,251,181 shares of our Common Stock under the Sales Agreement and may sell up to another $5,298,889 of our Common Stock through Craig-Hallum under the Sales Agreement.

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended March 31, 2026 and 2025:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended March 31,
	2025	2024
Revenue
Revenue	$2,680	$940

Operating Expenses
Sales and marketing	196,712	188,977
Research and development	129,776	118,784
General and administrative expenses	1,455,497	1,278,301
Amortization	5,532	45,438
Total operating expenses	(1,787,517)	(1,631,500)
Other (expense)	(3,321)	(4,504)
Net (loss)	$(1,788,158)	$(1,635,064)

Net Loss

Cardio’s net loss for the three months ended March 31, 2026 was $1,788,158 as compared to $1,635,064 for the three months ended March 31, 2025, an increase of $153,094. The increase in net loss was primarily the result of an increase in General and Administrative expenses mostly related to annual franchise taxes.

Revenue

Cardio had $2,680 and $940 in revenue for the three months ended March 31, 2026 and 2025, respectively. The increase in revenue is a result of new providers onboarding and additional usage of our tests by current provider and employer clients. Additional providers and organizations are continuing to be onboarded. However, there is a one to three quarter period from onboarding to ramping up usage of tests.

Sales and Marketing

Expenses related to sales and marketing for the three months ended March 31, 2026, were $196,712 as compared to $188,977 for the three months ended March 31, 2025, an increase of $7,735. The overall increase was due to an increase in sales and marketing personnel and efforts in the first quarter of 2026. We expect our sales and marketing costs to increase with the ongoing implementation in India.

Research and Development

Research and development expense for the three months ended March 31, 2026 was $129,776 as compared to $118,784 for the three months ended March 31, 2025, an increase of $10,992. The overall increase was due to an increase in research and development personnel in 2026. We expect our research and development costs to increase with ongoing and planned studies to generate additional clinical and economic evidence, and to support reimbursement conversations with payers.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026, were $1,455,497 as compared to $1,278,301 for the three months ended March 31, 2025, an increase of $177,196. The overall increase is primarily due to an increase in software and web computing fees, investor relations expense, annual franchise taxes expenses and corporate overhead expenses in 2026.

General and Administrative expense for the three months ended March 31, 2026 included payroll and related costs of $353,955, rent and other facility costs of $85,557, legal and professional fees of $229,255, consulting and contractor fees of $144,835, insurance expense of $146,354, filing fees of $17,250, transfer agent fees of $10,110, software and web computing expenses of $90,025, board compensation of $49,733, investor relations expense of $38,092, franchise tax of $178,467 and general corporate overhead expenses of $111,864.

General and Administrative expense for the three months ended March 31, 2025 included payroll and related costs of $345,497 (including stock compensation expenses of $30,612), rent and other facility costs of $66,393, legal and professional fees of $301,520, consulting and contractor fees of $160,802, insurance expense of $156,567, filing fees of $20,131, transfer agent fees of $6,382, software and web computing expenses of $78,591, board compensation of $49,612, investor relations expense of $3,750, franchise tax of $225 and general corporate overhead expenses of $88,831.

We expect our general corporate overhead to remain relatively flat. However, as a public company, we expect to have to comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

Amortization

Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense related to patents charged to operations was $5,532 and $41,438 for the three months ended March 31, 2026 and 2025, respectively. The amortization for the three months ended March 31, 2025 also included $4,000 amortization for intangible assets, which has been fully amortized during 2025.

Other income (expenses)

Total other expense for the three months ended March 31, 2026, was $(3,321) as compared to $(4,504) for the three months ended March 31, 2025. The total other expenses for the three months ended March 31, 2026, consists of interest expense of $3,439, net of interest income of $118. The total other expenses for the three months ended March 31, 2025, consists of interest expense of $4,691, net of interest income of $187.

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

As of May 15, 2026, we sold an aggregate 2,251,181 shares of our Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $18,754,735, net of offering costs. The Company has paid Craig-Hallum $480,890 in sales commissions.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.68 on May 14, 2026. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at March 31, 2026 totaled $7,077,021 as compared to $5,110,630 at December 31, 2025, an increase of $1,966,391. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods.

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$1,562,212	$1,400,101
Net cash used in investing activities	63,696	47,415
Net cash provided by financing activities	3,592,299	3,308,748

Cash Used in Operating Activities

Cash used in operating activities for the three months ended March 31, 2026 was $1,562,212 as compared to $1,400,101 for the three months ended March 31, 2025. The cash used in operations during the three months ended March 31, 2026 is a function of net loss of $1,788,158 adjusted for the following non-cash operating items: depreciation of $44,240, amortization of $50,412, $24,733 in stock-based compensation, a decrease of $3,852 in accounts receivable, a decrease of $138,627 in prepaid expenses and other current assets, an increase of $25,528 in accounts payable and accrued expenses and a decrease in lease liability of $61,446.

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

Cash Used in Investing Activities

Cash used in investing activities for the three months ended March 31, 2026 was $63,696 compared to $47,415 for the three months ended March 31, 2025. The cash used in investing activities for the three months ended March 31, 2026 and March 31, 2025 was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the three months ended March 31, 2026 was $3,592,299 as compared to $3,308,748 for the three months ended March 31, 2025. Cash provided by financing activities for the three months ended March 31, 2026 was due to $3,693,470 in net proceeds from the sale of common stock offset by $101,171 in payments of finance agreement. Cash provided by financing activities for the three months ended March 31, 2025 was due to $3,423,784 in net proceeds from the sale of common stock offset by $115,036 in payments of finance agreement

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2026.

Contractual Obligations

As of March 31, 2026, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either: (i) the aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $71,311 to date and has paid 2% or approximately $1,400 in total royalty fees to UIRF under the exclusive license.

Critical Accounting Policies and Significant Judgments and Estimates

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 13, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2026.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the three months ended March 31, 2026.

Inadequate Segregation of Duties. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

Remediation Plans.  To address the material weakness related to inadequate segregation of duties, we explored the following remediation measures during the three months ended March 31, 2026:

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

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These risk factors, collectively, describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Cardio Diagnostics Holdings, Inc.

Date: May 15, 2026	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

