Form 10-Q
period 2026-06-30
Cardio Diagnostics Holdings, Inc.
filed 2026-08-07
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 2,959,469 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations, any statements about our business (including the impact of a re-emergence of COVID-19 variants or any other pandemic, epidemic or infectious disease outbreak on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed products and services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding the future availability of our access to the Nasdaq Capital Market; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

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

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	JUNE 30, 2026	DECEMBER 31, 2025

ASSETS
Current assets
Cash	$5,586,697	$5,110,630
Accounts receivable	3,905	8,126
Prepaid expenses and other current assets	569,357	801,947
Total current assets	6,159,959	5,920,703

Long-term assets
Property and equipment, net	613,352	700,115
Right of use assets, net	169,120	259,565
Deposits	12,850	12,850
Patent costs, net	970,782	873,182

Total assets	$7,926,063	$7,766,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$130,082	$97,442
Lease liability - current	161,667	237,607
Finance agreement payable	67,448	269,790

Total current liabilities	359,197	604,839

Long-term liabilities
Lease liability - long term	140,583	188,222

Total liabilities	499,780	793,061

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 2,959,469 and 1,826,051 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	29	18
Additional paid-in capital	39,965,880	36,223,336
Accumulated deficit	(32,539,626)	(29,250,000)

Total stockholders' equity	7,426,283	6,973,354

Total liabilities and stockholders' equity	$7,926,063	$7,766,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

  CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Revenue	$5,360	$7,475	$8,040	$8,415

Operating expenses
General and administrative	1,144,802	1,296,303	2,600,299	2,574,604
Sales and marketing	190,183	202,850	386,895	391,827
Research and development	162,929	178,536	292,705	297,320
Amortization	5,593	8,485	11,125	53,923

Total operating expenses	1,503,507	1,686,174	3,291,024	3,317,674

Loss from operations	(1,498,147)	(1,678,699)	(3,282,984)	(3,309,259)

Other income (expenses)
Interest income	119	190	237	377
Interest expense	(3,440)	(4,690)	(6,879)	(9,381)

Total other (expenses)	(3,321)	(4,500)	(6,642)	(9,004)

Loss before provision for income taxes	(1,501,468)	(1,683,199)	(3,289,626)	(3,318,263)

Provision for income taxes	—	—	—	—

Net loss	$(1,501,468)	$(1,683,199)	$(3,289,626)	$(3,318,263)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.51)	$(.97)	$(1.13)	$(1.94)

Weighted average common shares outstanding - basic and fully diluted	2,959,469	1,739,045	2,900,452	1,712,741

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2026 and 2025

(unaudited)

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances, December 31, 2025	1,826,051	$18	$36,223,336	$(29,250,000)	$6,973,354

Common stock issued for cash, net of issuance costs	1,133,418	11	3,693,459	—	3,693,470

Compensation for vested stock options	—	—	24,733	—	24,733

Net loss	—	—	—	(1,788,158)	(1,788,158)
Balances, March 31, 2026	2,959,469	$29	$39,941,528	$(31,038,158)	$8,903,399

Compensation for vested stock options	—	—	24,352	—	24,352

Net loss	—	—	—	(1,501,468)	(1,501,468)
Balances, June 30, 2026	2,959,469	$29	$39,965,880	$(32,539,626)	$7,426,283

Balances, December 31, 2024	1,531,468	$15	$32,309,606	$(22,751,833)	$9,557,788

Common stock issued for cash, net of issuance costs	206,713	2	3,423,782	—	3,423,784

Restricted stock awards vested	502	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,612	—	24,612

Net loss	—	—	—	(1,635,064)	(1,635,064)
Balances, March 31, 2025	1,738,683	$17	$35,764,000	$(24,386,897)	$11,377,120

Restricted stock awards vested	1,559	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,778	—	24,778

Fractional shares adjustment	27	—	—	—	—

Net loss	—	—	—	(1,683,199)	(1,683,199)
Balances, June 30, 2025	1,740,269	$17	$35,794,778	$(26,070,096)	$9,724,699

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,289,626)	$(3,318,263)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	88,523	75,441
Amortization	101,570	139,022
Stock-based compensation expense	49,085	61,390
Changes in operating assets and liabilities:
Accounts receivable	4,221	5,685
Prepaid expenses and other current assets	232,590	220,762
Accounts payable and accrued expenses	32,640	(38,937)
Lease liability	(123,579)	(116,666)

NET CASH USED IN OPERATING ACTIVITIES	(2,904,576)	(2,971,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,760)	(24,483)
Patent costs incurred	(108,725)	(58,649)

NET CASH USED IN INVESTING ACTIVITIES	(110,485)	(83,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	3,693,470	3,423,784
Payments of finance agreement	(202,342)	(230,073)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,491,128	3,193,711

NET INCREASE IN CASH	476,067	139,013

CASH - BEGINNING OF PERIOD	5,110,630	7,827,487

CASH - END OF PERIOD	$5,586,697	$7,966,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,879	$9,381
Income taxes	$—	$—

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company as of June 30, 2026 and for the six and three months ended June 30, 2026 and 2025 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026 or any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Reportable segment information is presented below:

	June 30, 2026	December 31, 2025
Current Segment assets
Cash	$5,586,697	$5,110,630
Accounts receivable	3,905	8,126
Prepaid expenses and other current assets	569,357	801,947

Total current segment assets	6,159,959	5,920,703

Long-term segment assets
Property and equipment, net	613,352	700,115
Right of use assets, net	169,120	259,565
Deposits	12,850	12,850
Patent costs, net	970,782	873,182

Total segment assets	$7,926,063	$7,766,415

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total consolidated assets.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment operating results are presented below:

	Six Months Ended June 30,
Revenue	2026	2025
Product Test sales	$8,040	$8,415
Total Segment Revenue	$8,040	$8,415

Segment Operating expenses
Payroll and related costs	$708,667	$690,528
Rent and facility expense	179,284	155,854
Legal and professional expense	343,806	511,264
Consulting and contractor expense	256,369	326,707
Insurance expense	287,968	314,830
Filing fees expense	32,675	42,290
Transfer agent expense	16,225	11,936
Software and web computing expense	235,609	180,314
Board compensation expense	99,084	99,390
Investor relations expense	38,092	7,500
Franchise tax	178,467	225
Other segment items (a)	224,053	233,766
Research and development expense	292,705	297,320
Sales and marketing expense	386,895	391,827
Amortization expense	11,125	53,923
Total Segment Operating Expenses	3,291,024	3,317,674
Interest expense, net	6,642	9,004
Total Segment Net (Loss)	$(3,289,626)	$(3,318,263)

	Three Months Ended June 30,
Revenue	2026	2025
Product Test sales	$5,360	$7,475
Total Segment Revenue	$5,360	$7,475

Segment Operating expenses
Payroll and related costs	$354,712	345,031
Rent and facility expense	93,727	89,461
Legal and professional expense	114,551	209,744
Consulting and contractor expense	111,534	165,905
Insurance expense	141,614	158,263
Filing fees expense	15,425	22,159
Transfer agent expense	6,115	5,554
Software and web computing expense	145,584	101,723
Board compensation expense	49,351	49,778
Investor relations expense	—	3,750
Other segment items (a)	112,189	144,935
Research and development expense	162,929	178,536
Sales and marketing expense	190,183	202,850
Amortization expense	5,593	8,485
Total Segment Operating Expenses	1,503,507	1,686,174
Interest expense, net	3,321	4,500
Total Segment Net (Loss)	$(1,501,468)	$(1,683,199)

(a)	Other segment items included in segment net loss include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the six months ended June 30, 2026 and 2025 were $292,705 and $297,320, respectively, and for the three months ended June 30, 2026 and 2025 were $162,929 and $178,536, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $24,061 and $50,435 were charged to operations for the six months ended June 30, 2026 and 2025, respectively, and of $5,141 and $8,615 for the three months ended June 30, 2026 and 2025, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of June 30, 2026 and December 31, 2025. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of June 30, 2026 and December 31, 2025, was approximately $5.2 million and $4.8 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

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

Financial Instruments – Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We adopted this ASU on a prospective basis effective January 1, 2026 and the adoption did not have a material impact on our consolidated financial statements.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interim Reporting: Narrow-Scope Improvements

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

Codification Improvements

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2026 and December 31, 2025:

	2026	2025

Office and computer equipment	$29,264	$29,264
Furniture and fixtures	117,599	115,839
Lab equipment	330,487	330,487
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(366,153)	(277,630)
Total	$613,352	$700,115

Depreciation expense of $88,523 and $75,441 was charged to operations for the six months ended June 30, 2026 and 2025, respectively, and of $44,283 and $37,785 for the three months ended June 30, 2026 and 2025, respectively.

Note 4 – Patent Costs

As of June 30, 2026, our patent portfolio includes seven patent families. In the first family of Patents and patent applications owned solely by UIRF and exclusively licensed by Cardio, there are granted patents in the US (two), EU (subsequently validated in the United Kingdom, France, Germany, Italy, Switzerland, Ireland and Hong Kong), China, Australia, India, and Japan and other pending patent applications. The Company also has pending patent applications in patent families two, three, four, five, six and seven. Legal fees associated with the patents totaled $970,782 and $873,182, net of accumulated amortization of $77,945 and $66,820 as of June 30, 2026 and December 31, 2025, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $11,125 and $48,590 for the six months ended June 30, 2026 and 2025, respectively, and $5,593 and $7,152 for the three months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026 and December 31, 2025, operating lease ROU assets and operating lease liabilities are recorded on the condensed consolidated balance sheets as follows:

	June 30, 2026	December 31, 2025

Operating Leases:
Operating lease right-of-use assets, net	$169,120	$259,565
Current portion of operating lease liabilities	$161,667	$237,607
Operating lease liabilities, net of current portion	$140,583	$188,222

As of June 30, 2026, the weighted-average remaining lease terms of the two operating leases were 0.42 years and 2.42 years, respectively. As of December 31, 2025, the weighted-average remaining lease terms of the two operating leases were 0.9 years and 2.9 years, respectively.

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2026 (remaining period)	$118,932
2027	102,060
2028	93,555
Total lease payments	314,547
Less: Imputed interest	12,297
Present value of lease liabilities	$302,250

At June 30, 2026, the Company had the following future minimum payments due under the non-cancelable lease:

2026 (remaining period)	$118,932
2027	102,060
2028	93,555
Total minimum lease payments	$314,547

Consolidated rental expense for all operating leases was $121,661 and $126,525 for the six months ended June 30, 2026 and 2025, respectively, and $60,830 and $68,939 for the three months ended June 30, 2026 and 2025, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the cash paid and related right-of-use operating lease recognized for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$131,220	$129,653
Reduction of lease liabilities:
Operating leases	$123,579	$116,666

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

On October 25, 2025, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2025. The amount financed of $337,238 is payable in 10 monthly installments plus interest at a rate of 7.35% through August 25, 2026. Accordingly, Directors and Officers insurance premiums of $396,750 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2026. The finance agreement payable for this agreement was $67,448 and $269,790 at June 30, 2026 and December 31, 2025, respectively. Unamortized balance of Directors and Officers insurance premiums was $127,177 and $323,922 as of June 30, 2026 and December 31, 2025, respectively.

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares of Common Stock presented below on a post-reverse stock split basis that are exercisable or issuable from outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the six months ended June 30, 2026 and 2025 as the result would be anti-dilutive.

	Six Months Ended June 30,
	2026	2025

Stock warrants	284,292	284,292
Stock options	168,556	128,860
Total shares excluded from calculation	452,848	413,152

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result, the Company has the ability to initially issue an aggregate of 239,920 shares (on a post-reverse stock split basis) of Common Stock under the 2022 Equity Incentive Plan, of which 168,556 options have been granted and are currently exercisable. In addition, after deduction of 14,972 shares (on a post-reverse stock split basis) in settlement of RSUs issued to our independent directors and advisors in 2023 to 2025, a total of 56,392 shares were available for issuance under the 2022 Equity Plan at June 30, 2026.

Common Stock Issued

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 1,133,418 shares of Common Stock at various amounts per share to investors for gross proceeds totaling $3,788,175 before deducting sales commissions of $94,705 to the placement agent, during the six months ended June 30, 2026.

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

Warrants

Warrant activity during the six months ended June 30, 2026 and 2025 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2024	284,292	$272.26	2.91
No warrant activity	—	—
Warrants outstanding at June 30, 2025	284,292	$272.26	2.41
Warrants outstanding at December 31, 2025	284,292	$272.26	1.91
No warrant activity	—	—
Warrants outstanding at June 30, 2026	284,292	$272.26	1.41

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On March 31, 2026, the Company granted 12,820 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $1.95 per share with an expiration date of March 31, 2036. These immediately vested stock options were valued at $24,733 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the six months ended June 30, 2026, risk free interest rate of 4.3601%, volatility of 157% and an exercise price of $1.95.

On June 30, 2026, the Company granted 11,416 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $2.19 per share with an expiration date of June 30, 2036. These immediately vested stock options were valued at $24,352 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and six months ended June 30, 2026, risk free interest rate of 4.3199%, volatility of 135% and an exercise price of $2.19.

Option activity during the six months ended June 30, 2026 and 2025 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2024	119,807	$82.25	8.12
Options granted	9,468	5.28
Options expired or cancelled or forfeited	(415)	63.30
Options outstanding at June 30, 2025	128,860	$76.66	7.80
Options vested and exercisable at June 30, 2025	128,860	$76.66
Options outstanding at December 31, 2025	144,320	$68.79	7.58
Options granted	24,236	2.06
Options outstanding at June 30, 2026	168,556	$59.20	7.48
Options vested and exercisable at June 30, 2026	168,556	$59.20

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either: (i) the aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $76,671 to date and has paid 2% or approximately $1,400 in total royalty fees to UIRF under the exclusive license.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2025 Annual Report on Form 10-K that was filed on March 13, 2026 (the “2025 Form 10-K”). In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note About Forward-Looking Statements,” above. Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the 2025 Form 10-K (Item 1A therein), as well as in Item 1A of Part II of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Cardio believes that it is the first company to develop and commercialize epigenetics-based clinical tests for cardiovascular disease that have clear value propositions for multiple stakeholders including (1) patients, (2) clinicians, (3) hospitals/health systems, (4) employers, and (5) payors. According to the CDC, epigenetics is the study of how a person’s behaviors and environment can cause changes that affect the way a person’s genes work. Unlike genetic changes, epigenetic changes are reversible and do not change one’s DNA sequence, but they can change how a person’s body reads a DNA sequence.

By leveraging our AI-driven Multi-Omics Engine, Cardio developed and launched two physician-prescribed blood tests, which included conducting rigorous studies and validation. The first test, Epi+Gen CHD™, can predict a patient’s risk for having a CHD event, including a heart attack. The second test, PrecisionCHD™, can detect molecular signals associated with the presence of coronary heart disease. The PrecisionCHD™ test is coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers epigenetic insights to clinicians prescribing the test to help personalize patient management. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” Cardio is actively pursuing payer coverage and reimbursement for these tests, which would be necessary to significantly increase testing volume and revenue growth. Currently, we have secured reimbursement codes from the American Medical Association for both tests, 0439U for Epi+Gen CHD and 0440U for PrecisionCHD. We have also secured gapfill payment rates for both tests from the Centers of Medicare and Medicaid Services (CMS) of $854 per test for both tests. The Company is continuing its efforts related to payer coverage and reimbursement, including pursuing Medicare coverage and in the quarter ended June 30, 2026, the Company established the ability to submit out-of-network claims to commercial payers, secured its first coverage by Atlas Healthcare Physicians (AHP), a community-driven, independent physician association (IPA) based in Southern California. AHP started covering Cardio’s tests, Epi+Gen CHD™ and PrecisionCHD™, for their members with prior authorization in May 2026. AHP consists of an expansive network of primary care and specialists, hospitals, and ancillary providers serving managed care populations across Los Angeles and Orange County.

In parallel, Cardio’s go-to-market strategy is targeted towards segments and stakeholders that do not rely heavily on payer reimbursement. The majority of our current efforts include offering the tests via: 1) telemedicine for patients willing to pay for testing out-of-pocket, 2) smaller and more innovative provider practices such as functional medicine and concierge medicine practices, 3) employer organizations and unions that are interested in reducing costs and risks related to cardiovascular disease, and improving the health of their employee population, and 4) engaging benefit brokers and consultants to help identify employers invested in or looking to invest in cardiovascular disease prevention and early detection. Despite long partnership and sales cycles, in some instance as long as 24 months, Cardio has been able to increase the number of provider and other organizations offering its tests and has continued the development of a more robust sales and partnership pipeline. In the quarter ended June 30, 2026, Cardio increased the number of provider organizations offering our tests to their patients, increased engagement and re-engagement efforts of providers, and continued to showcase our products to employers, unions, and benefit brokers at leading conferences.

In addition to our blood tests, we launched HeartRisk™, a cardiovascular disease risk intelligence platform. This platform provides population level, de-identified, aggregated and compliant data to stakeholders such as employers and benefit brokers, to help inform their benefit design strategies to mitigate costs and risks associated with cardiovascular disease. We also have a research-use-only (“RUO”) solution, CardioInnovate360™, that leverages our AI-driven Multi-Omics Engine to support the discovery, development and validation of novel biopharmaceuticals for the assessment and management of cardiovascular diseases.

To further diversify our go-to-market strategy, the Company continues to explore new market opportunities in the US and internationally. The first such market outside of the US is India via an agreement entered into with Aimil Ltd. and Dr. LalPathLabs, that was announced in early 2026. In the quarter ended June 30, 2026, the Company made progress in its implementation in India with initial shipment of Company proprietary reagents to Aimil Ltd and Dr. Lal Path Labs. The Company is also engaged in discussions related to other potential international expansions.

Finally, the Company completed the setup of its new high complexity CLIA lab with the initial CLIA survey conducted by a CLIA compliance manager and found no deficiencies. In addition to the federal certification requirements, the laboratory also received its out-of-state licenses from California, Maryland, Pennsylvania, and Rhode Island. Testing of patient samples has commenced at this facility for samples originating from all states except New York, pending the acquisition of a New York license. As a result of the lab setup, the Company is no longer reliant on a third-party lab for patient sample processing, and the lab setup provides an opportunity to reduce cost of goods sold with scale. In the quarter ended June 30, 2026, the Company made progress in its New York license application.

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

Recent Developments

Change in Nasdaq Continued Listing Standards

On July 22, 2026, the SEC adopted a final rule implementing a proposed revision to Nasdaq’s requirements for continued listing on Nasdaq. The rule, implemented through Nasdaq Rules 5450(a)(3) and 5550(a)(6), would require Nasdaq-listed companies to maintain at least $5 million in market value of listed securities (“MVLS”), with an immediate suspension and delisting framework if the requirement is not met for 30 consecutive business days. Unlike most Nasdaq listing standards, the rule provides for no cure period and very limited appeal rights. On July 29, 2026, the SEC temporarily stayed the July 22 order after receiving multiple notices of intention to petition review of the delegated action from parties that would likely be impacted by the new rule. The stay will remain in effect until further order of the SEC. The Company is closely monitoring its MVLS and preparing for next steps, should they become necessary. If our securities are delisted from Nasdaq for failure to meeting the continuing MVLS listing standard, our securities will trade on the OTC market and we anticipate that raising needed capital will become more difficult.

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

As of August 7, 2026, we have sold an aggregate 2,251,181 shares of our Common Stock under the Sales Agreement and may sell up to another $5,298,889 of our Common Stock through Craig-Hallum under the Sales Agreement.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended June 30, 2026 and 2025:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended June 30,
	2026	2025
Revenue
Revenue	$5,360	$7,475

Operating Expenses
Sales and marketing	190,183	202,850
Research and development	162,929	178,536
General and administrative	1,144,802	1,296,303
Amortization	5,593	8,485
Total operating expenses	(1,503,507)	(1,686,174)
Other (expense)	(3,321)	(4,500)
Net (loss)	$(1,501,468)	$(1,683,199)

Comparisons for the six months ended June 30, 2026 and 2025:

The following table presents summary of consolidated operating results for the six-month periods indicated:

	Six Months Ended June 30,
	2026	2025
Revenue
Revenue	$8,040	$8,415

Operating Expenses
Sales and marketing	386,895	391,827
Research and development	292,705	297,320
General and administrative	2,600,299	2,574,604
Amortization	11,125	53,923
Total operating expenses	(3,291,024)	(3,317,674)
Other (expense)	(6,642)	(9,004)
Net (loss)	$(3,289,626)	$(3,318,263)

Net Loss

Cardio’s net loss for the three months ended June 30, 2026 was $1,501,468 as compared to $1,683,199 for the three months ended June 30, 2025, a decrease of $181,731. The decrease in net loss was primarily the result of a decrease in R&D, Selling, General and Administrative expenses in 2026.

Cardio’s net loss for the six months ended June 30, 2026 was $3,289,626 as compared to $3,318,263 for the six months ended June 30, 2025, a decrease of $28,637. The decrease in net loss was primarily the result of a decrease in amortization expense.

Revenue

Cardio had $5,360 and $7,475 in revenue for the three months ended June 30, 2026 and 2025, respectively. The decrease in revenue was noted in Q1 as a result of the conclusion of the Family Medicine Specialists’ Heart Attack Prevention testing initiative. Additional providers have been and are continuing to be onboarded as noted by Q2 revenue.

Cardio had $8,040 and $8,415 in revenue for the six months ended June 30, 2026 and 2025, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended June 30, 2026, were $190,183 as compared to $202,850 for the three months ended June 30, 2025, a decrease of $12,667. The overall decrease was due to a decrease in sales and marketing efforts in the second quarter of 2026.

Expenses related to sales and marketing for the six months ended June 30, 2026, were $386,895 as compared to $391,827 for the six months ended June 30, 2025, a decrease of $4,932. The overall decrease was due to a decrease in sales and marketing efforts in the second quarter of 2026. We expect our sales and marketing costs to increase with the ongoing implementation in India.

Research and Development

Research and development expense for the three months ended June 30, 2026 was $162,929 as compared to $178,536 for the three months ended June 30, 2025, a decrease of $15,607 due to a decrease in lab processing.

Research and development expense for the six months ended June 30, 2026 was $292,705 as compared to $297,320 for the six months ended June 30, 2025, a slight decrease of $4,615. The overall decrease was due to a decrease in lab processing offset by the increase in research and development personnel in the second quarter of 2026. We expect our research and development costs to increase with ongoing and planned studies to generate additional clinical and economic evidence, and to support reimbursement conversations with payers.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026, were $1,144,802 as compared to $1,296,303 for the three months ended June 30, 2025, a decrease of $151,501. The overall decrease is primarily due to a decrease in legal and professional expense, consulting and contracting expense, and insurance expenses in 2026.

General and administrative expense for the three months ended June 30, 2026 included payroll and related costs of $354,712, rent and other facility costs of $93,727, legal and professional fees of $114,551, consulting and contractor fees of $111,534, insurance expense of $141,614, filing fees of $15,425, transfer agent fees of $6,115, software and web computing expenses of $145,584, board compensation of $49,351, and general corporate overhead expenses of $112,189.

General and administrative expense for the three months ended June 30, 2025 included payroll and related costs of $345,031, rent and other facility costs of $89,461, legal and professional fees of $209,744, consulting and contractor fees of $165,905, insurance expense of $158,263, filing fees of $22,159, transfer agent fees of $5,554, software and web computing expenses of $101,723, board compensation of $49,778, investor relations expense of $3,750, and general corporate overhead expenses of $144,935.

General and administrative expenses for the six months ended June 30, 2026, were $2,600,299 as compared to $2,574,604 for the six months ended June 30, 2025, an increase of $25,695. The overall increase is primarily due to an increase in rent and facility expenses, software and web computing fees, investor relations expense, and annual franchise taxes expenses, offset by a decrease in legal and professional expense, consulting and contracting expense, and insurance expenses in 2026.

General and administrative expense for the six months ended June 30, 2026 included payroll and related costs of $708,667, rent and other facility costs of $179,284, legal and professional fees of $343,806, consulting and contractor fees of $256,369, insurance expense of $287,968, filing fees of $32,675, transfer agent fees of $16,225, software and web computing expenses of $235,609, board compensation of $99,084, investor relations expense of 38,092, franchise tax expense of $178,467 and general corporate overhead expenses of $224,053.

General and administrative expense for the six months ended June 30, 2025 included payroll and related costs of $690,528, rent and other facility costs of $155,854, legal and professional fees of $511,264, consulting and contractor fees of $326,707, insurance expense of $314,830, filing fees of $42,290, transfer agent fees of $11,936, software and web computing expenses of $180,314, board compensation of $99,390, investor relations expense of $7,500, franchise tax of $225, and general corporate overhead expenses of $233,766.

We expect our general corporate overhead to remain relatively flat. However, we expect an increase in payroll and related costs and other facility costs, including furnishing the laboratory facility, capital expenditure of laboratory equipment, and other laboratory materials, and costs associated with securing a new office lease. Additionally, as a public company, we expect to have to comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

Amortization

Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense related to patents charged to operations was $5,593 and $7,152 for the three months ended June 30, 2026 and 2025, respectively and $11,125 and $48,590 for the six months ended June 30, 2026 and 2025, respectively. The amortization for the three and six months ended June 30, 2025 also included $1,333 and $5,333 respectively amortization for intangible assets, which has been fully amortized during 2025.

Other income (expenses)

Total other expense for the three months ended June 30, 2026, was $(3,321) as compared to $(4,500) for the three months ended June 30, 2025. The total other expense for the three months ended June 30, 2026, consists of interest expense of $3,440, net of interest income of $119. The total other expense for the three months ended June 30, 2025, consists of interest expense of $4,690, net of interest income of $190.

Total other expense for the six months ended June 30, 2026, was $(6,642) as compared to $(9,004) for the six months ended June 30, 2025. The total other expense for the six months ended June 30, 2026, consists of interest expense of $6,879, net of interest income of $237. The total other expense for the six months ended June 30, 2025, consists of interest expense of $9,381, net of interest income of $377.

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

As of August 7, 2026, we sold an aggregate 2,251,181 shares of our Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $18,754,735, net of offering costs. The Company has paid Craig-Hallum $480,890 in sales commissions.

On February 2, 2024 (pre-dating the 1-for-30 reverse stock split effected in May 2025), in accordance with executed subscription agreements with seven accredited investors (the “Subscription Agreements”), we closed on the sale of 561,793 units (the “Units”), with each Unit consisting of (i) one share of the Company’s common stock, $0.00001 par value (the “Common Stock”) and (ii) one six year Common Stock purchase warrant (the “Warrants”), which warrants are exercisable until February 2, 2030 at an exercise price of $1.78 ($53.40 on a post-reverse stock split basis) per share, subject to adjustment for stock splits, reverse stock splits and other similar events of recapitalization, including the 1-for-30 reverse stock split we effected on May 12, 2025. The Units were sold to the investors in a private placement at a sale price of $1.78 ($53.40 on a post-reverse stock split basis) per Unit (the “Private Placement”), resulting in gross proceeds to the Company of $1,000,000, before deducting placement agent fees (10% or $100,000) and other offering expenses. We used the net proceeds from the Private Placement for working capital and general corporate purposes. On a post-reverse stock split basis, the Company issued 18,727 shares and warrants that are exercisable for 18,727 shares, all at an exercise price of $53.40 per share. We have subsequently registered the Private Placement Common Stock and the Common Stock issuable upon the exercise of the Private Placement Warrants on a registration statement on Form S-1 that was declared effective by the SEC on December 3, 2024 and subsequently on September 19, 2025 by way of a post-effective amendment.

We have had, and expect that we will continue to have, an ongoing need to raise additional cash from outside sources to fund our operations and grow our business, given the nominal amount of revenue we have generated since inception, coupled with substantial expenses both for ongoing business operations and to fund expenses incurred as a public company. We expect that our primary cash needs for the remainder of 2026 and for the foreseeable future will be for funding day-to-day operations and working capital requirements, funding our growth strategy and paying expenses incurred in connection with our ongoing FDA submission activities. We explore our financing options on an ongoing basis. However, given recent stock prices and the extreme volatility of our stock, it continues to be challenging to balance cash that could be raised and the dilution that might be required to close a particular transaction. We expect that for the remainder of 2026, we will rely primarily on the ongoing ATM Offering, provided that market conditions are favorable. If our securities are delisted from Nasdaq, raising capital through the sale of securities, by way of the ATM Offering or otherwise, will become much more challenging going forward.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.66 on August 6, 2026. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. It is unlikely that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at June 30, 2026 totaled $5,586,697 as compared to $5,110,630 at December 31, 2025, an increase of $476,067. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods.

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$2,904,576	$2,971,566
Net cash used in investing activities	110,485	83,132
Net cash provided by financing activities	3,491,128	3,193,711

Cash Used in Operating Activities

Cash used in operating activities for the six months ended June 30, 2026 was $2,904,576 as compared to $2,971,566 for the six months ended June 30, 2025. The cash used in operations during the six months ended June 30, 2026 is a function of net loss of $3,289,626 adjusted for the following non-cash operating items: depreciation of $88,523, amortization of $101,570, $49,085 in stock-based compensation, a decrease of $4,221 in accounts receivable, a decrease of $232,590 in prepaid expenses and other current assets, an increase of $32,640 in accounts payable and accrued expenses and a decrease in lease liability of $123,579.

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

Cash Used in Investing Activities

Cash used in investing activities for the six months ended June 30, 2026 was $110,485 compared to $83,132 for the six months ended June 30, 2025. The cash used in investing activities for the six months ended June 30, 2026 and 2025 was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the six months ended June 30, 2026 was $3,491,128 as compared to $3,193,711 for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2026 was due to $3,693,470 in net proceeds from the sale of common stock offset by $202,342 in payments of finance agreement. Cash provided by financing activities for the six months ended June 30, 2025 was due to $3,423,784 in net proceeds from the sale of common stock offset by $230,073 in payments of finance agreement.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2026.

Contractual Obligations

As of June 30, 2026, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either: (i) the aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $76,671 to date and has paid 2% or approximately $1,780 in total royalty fees to UIRF under the exclusive license.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 13, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and six months ended June 30, 2026.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the six months ended June 30, 2026.

Inadequate Segregation of Duties. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

Remediation Plans.  To address the material weakness related to inadequate segregation of duties, we explored the following remediation measures during the six months ended June 30, 2026:

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

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 except as set forth below. These risk factors, collectively, describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Common Stock is listed on The Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements. On July 22, 2026, the SEC adopted a final rule implementing a proposed revision to Nasdaq’s requirements for continued listing on Nasdaq. The rule would require Nasdaq-listed companies to maintain at least $5 million in market value of listed securities (“MVLS”), with an immediate suspension and delisting framework if the requirement is not met for 30 consecutive business days. On July 29, 2026, the SEC temporarily stayed the July 22 order after receiving multiple notices of intention to petition review of the delegated action from parties that would likely be impacted by the new rule. The stay will remain in effect until further order of the SEC. However, at such time as this MVLS rule goes into effect, if it does, the new listing standard could have serious implications for our status as a Nasdaq-listed company. If finally adopted, then if our MVLS fails to meet the $5 million threshold for 30 consecutive business days, our securities will be subject to immediate suspension and delisting from Nasdaq, without any cure or compliance period as is typically granted to issuers that fail to maintain compliance with other continued listing standards. In its current form, the July 22, 2026 rule provides that a Nasdaq Hearings Panel may reverse a delisting decision where it determines the delisting determination was in error, or grant an exception for a period not to exceed 180 days from the delisting determination for the company to demonstrate that it meets all requirements for initial listing. Those initial listing standards are, for the most part, more rigorous than the standards to maintain continued listing on Nasdaq. It seems likely that some version of the July 22, 2026 rule will be adopted.

The price of our Common Stock has been on a downward trend for at least the last six months. On August 6, 2026, our Common Stock closed at $1.66, and with a total of 2,959,469 shares outstanding, the MVLS on that date was $4,912,719. As such, if the new MVLS listing standard were currently in effect, our securities could be in danger of failing to meet the continued listing standard of $5 million in MVLS at some point in the foreseeable future. Were that to occur, our stock would immediately be delisted from Nasdaq and would begin trading on the OTC market. It is unlikely that we could meet the initial listing requirements to regain access to Nasdaq within the 180 day period provided in the new rule, as originally adopted on July 22, 2026. Accordingly, if our securities are delisted from Nasdaq, either for failing to meet the new MVLS standard, if finally adopted, or if we fail to meet any other listing standard required for continued listing on the Nasdaq Capital Market, investors should expect that the OTC market will be the trading market for our securities for the foreseeable future. Trading in the OTC market involves significant risks, including, among others, low liquidity, wide bid-ask spreads and a lack of reliable financial transparency. In the event our securities are delisted from Nasdaq and move to the OTC market, investors should expect volatile stock prices and the possibility that they may find it difficult to sell their shares for the price they would like to receive, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K

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

Cardio Diagnostics Holdings, Inc.

Date: August 7, 2026	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

