Form 10-Q
period 2026-09-30
Cardio Diagnostics Holdings, Inc.
filed 2026-11-06
CIK 1870144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 2,959,469 shares of the registrant’s Common Stock, $0.00001 par value, issued and outstanding.

CARDIO DIAGNOSTICS HOLDINGS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2026

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026 (the “2025 Form 10-K”) and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the six months ended June 30, 2026, filed with the SEC on August 7, 2026. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	SEPTEMBER 30, 2026	DECEMBER 31, 2025

ASSETS
Current assets
Cash	$3,942,882	$5,110,630
Accounts receivable	3,550	8,126
Prepaid expenses and other current assets	407,811	801,947
Total current assets	4,354,243	5,920,703

Long-term assets
Property and equipment, net	569,070	700,115
Right of use assets, net	122,857	259,565
Deposits	12,850	12,850
Patent costs, net	1,025,272	873,182

Total assets	$6,084,292	$7,766,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$127,119	$97,442
Lease liability - current	122,500	237,607
Finance agreement payable	—	269,790

Total current liabilities	249,619	604,839

Long-term liabilities
Lease liability - long term	116,383	188,222

Total liabilities	366,002	793,061

Stockholders' equity
Preferred stock, $.00001 par value; authorized - 100,000,000 shares; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $.00001 par value; authorized - 300,000,000 shares; 2,959,469 and 1,826,051 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	29	18
Additional paid-in capital	39,990,218	36,223,336
Accumulated deficit	(34,271,957)	(29,250,000)

Total stockholders' equity	5,718,290	6,973,354

Total liabilities and stockholders' equity	$6,084,292	$7,766,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

  CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025

Revenue	$3,590	$2,855	$11,630	$11,270

Operating expenses
General and administrative	1,342,622	1,327,045	3,942,921	3,901,649
Sales and marketing	210,898	192,703	597,793	584,530
Research and development	174,250	189,049	466,955	486,369
Amortization	5,979	5,655	17,104	59,578

Total operating expenses	1,733,749	1,714,452	5,024,773	5,032,126

Loss from operations	(1,730,159)	(1,711,597)	(5,013,143)	(5,020,856)

Other income (expenses)
Interest income	121	189	358	566
Interest expense	(2,293)	(3,128)	(9,172)	(12,509)

Total other (expenses)	(2,172)	(2,939)	(8,814)	(11,943)

Loss before provision for income taxes	(1,732,331)	(1,714,536)	(5,021,957)	(5,032,799)

Provision for income taxes	—	—	—	—

Net loss	$(1,732,331)	$(1,714,536)	$(5,021,957)	$(5,032,799)

Basic and fully diluted income (loss) per common share:
Net loss per common share	$(.59)	$(.98)	$(1.72)	$(2.91)

Weighted average common shares outstanding - basic and fully diluted	2,959,469	1,757,900	2,920,340	1,727,959

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2026 and 2025

(unaudited)

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals
Balances, December 31, 2025	1,826,051	$18	$36,223,336	$(29,250,000)	$6,973,354

Common stock issued for cash, net of issuance costs	1,133,418	11	3,693,459	—	3,693,470

Compensation for vested stock options	—	—	24,733	—	24,733

Net loss	—	—	—	(1,788,158)	(1,788,158)
Balances, March 31, 2026	2,959,469	$29	$39,941,528	$(31,038,158)	$8,903,399

Compensation for vested stock options	—	—	24,352	—	24,352

Net loss	—	—	—	(1,501,468)	(1,501,468)
Balances, June 30, 2026	2,959,469	$29	$39,965,880	$(32,539,626)	$7,426,283

Compensation for vested stock options	—	—	24,338	—	24,338

Net loss	—	—	—	(1,732,331)	(1,732,331)
Balances, September 30, 2026	2,959,469	$29	$39,990,218	$(34,271,957)	$5,718,290

Balances, December 31, 2024	1,531,468	$15	$32,309,606	$(22,751,833)	$9,557,788

Common stock issued for cash, net of issuance costs	206,713	2	3,423,782	—	3,423,784

Restricted stock awards vested	502	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,612	—	24,612

Net loss	—	—	—	(1,635,064)	(1,635,064)
Balances, March 31, 2025	1,738,683	$17	$35,764,000	$(24,386,897)	$11,377,120

Restricted stock awards vested	1,559	—	6,000	—	6,000

Compensation for vested stock options	—	—	24,778	—	24,778

Fractional shares adjustment	27	—	—	—	—

Net loss	—	—	—	(1,683,199)	(1,683,199)
Balances, June 30, 2025	1,740,269	$17	$35,794,778	$(26,070,096)	$9,724,699

Common stock issued for cash, net of issuance costs	26,338	1	116,645	—	116,646

Compensation for vested stock options	—	—	24,762	—	24,762

Net loss	—	—	—	(1,714,536)	(1,714,536)
Balances, September 30, 2025	1,766,607	$18	$35,936,185	$(27,784,632)	$8,151,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

CARDIO DIAGNOSTICS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,021,957)	$(5,032,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	132,805	115,843
Amortization	153,812	188,208
Stock-based compensation expense	73,423	86,152
Changes in operating assets and liabilities:
Accounts receivable	4,576	7,391
Prepaid expenses and other current assets	394,136	383,650
Accounts payable and accrued expenses	29,677	63,073
Lease liability	(186,946)	(176,502)

NET CASH USED IN OPERATING ACTIVITIES	(4,420,474)	(4,364,984)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,760)	(187,317)
Patent costs incurred	(169,194)	(153,634)

NET CASH USED IN INVESTING ACTIVITIES	(170,954)	(340,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	3,693,470	3,540,430
Payments of finance agreement	(269,790)	(306,764)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,423,680	3,233,666

NET DECREASE IN CASH	(1,167,748)	(1,472,269)

CASH - BEGINNING OF PERIOD	5,110,630	7,827,487

CASH - END OF PERIOD	$3,942,882	$6,355,218

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,172	$12,509
Income taxes	$—	$—

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

Interim Financial Statements

The following (a) consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company as of September 30, 2026 and for the nine and three months ended September 30, 2026 and 2025 have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026 or any future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2026.

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

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

One hundred percent of the Company’s revenues are generated from products, which are tests for major types of cardiovascular disease, and therefore the Company has one operating segment for financial reporting purposes. The Company’s principal products are its Epi+Gen CHD and PrecisionCHD tests. Epi+Gen CHD assesses the risk for a coronary heart disease event, including a heart attack, in the next three years. PrecisionCHD aids in diagnosing and managing coronary heart disease. The tests can be paid for by provider organizations, patients, and/or employers. Customers are generally charged for tests utilized or for the minimum committed test volume and the pricing can vary based on organization type, size and volume.

Reportable segment information is presented below:

	September 30,	December 31,
	2026	2025
Current Segment assets
Cash	$3,942,882	$5,110,630
Accounts receivable	3,550	8,126
Prepaid expenses and other current assets	407,811	801,947

Total current segment assets	4,354,243	5,920,703

Long-term segment assets
Property and equipment, net	569,070	700,115
Right of use assets, net	122,857	259,565
Deposits	12,850	12,850
Patent costs, net	1,025,272	873,182

Total segment assets	$6,084,292	$7,766,415

The accounting policies of the product testing segment are the same as those described in the summary of significant accounting policies.  The measure of segment assets is reported on the balance sheet as total consolidated assets.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reportable segment operating results are presented below:

	Nine Months Ended September 30,
Revenue	2026	2025
Product Test sales	$11,630	$11,270
Total Segment Revenue	$11,630	$11,270

Segment Operating expenses
Payroll and related costs	$1,059,375	$1,041,766
Rent and facility expense	268,849	223,085
Legal and professional expense	513,492	770,060
Consulting and contractor expense	372,951	424,440
Insurance expense	443,514	473,153
Filing fees expense	63,515	71,700
Transfer agent expense	38,452	23,250
Software and web computing expense	370,182	355,213
Board compensation expense	148,422	149,152
Investor relations expense	38,092	8,948
Franchise tax	302,117	240
Other segment items (a)	323,960	360,642
Research and development expense	466,955	486,369
Sales and marketing expense	597,793	584,530
Amortization expense	17,104	59,578
Total Segment Operating Expenses	5,024,773	5,032,126
Interest expense, net	8,814	11,943
Total Segment Net (Loss)	$(5,021,957)	$(5,032,799)

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,
Revenue	2026	2025
Product Test sales	$3,590	$2,855
Total Segment Revenue	$3,590	$2,855

Segment Operating expenses
Payroll and related costs	$350,708	$351,238
Rent and facility expense	89,565	67,231
Legal and professional expense	169,686	258,796
Consulting and contractor expense	116,582	167,012
Insurance expense	155,546	158,323
Filing fees expense	30,840	29,410
Transfer agent expense	22,227	11,314
Software and web computing expense	134,573	105,620
Board compensation expense	49,338	49,762
Investor relations expense	—	1,448
Franchise tax	123,650	15
Other segment items (a)	99,907	126,876
Research and development expense	174,250	189,049
Sales and marketing expense	210,898	192,703
Amortization expense	5,979	5,655
Total Segment Operating Expenses	1,733,749	1,714,452
Interest expense, net	2,172	2,939
Total Segment Net (Loss)	$(1,732,331)	$(1,714,536)

(a) Other segment items included in segment net loss include shipping expense, taxes expense, subscription fees expense, bank fees expense and other overhead expense.

Research and Development

Research and development costs are expensed as incurred. Research and development costs charged to operations for the nine months ended September 30, 2026 and 2025 were $466,955 and $486,369, respectively, and for the three months ended September 30, 2026 and 2025 were $174,250 and $189,049, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $28,184 and $81,513 were charged to operations for the nine months ended September 30, 2026 and 2025, respectively, and of $4,123 and $31,078 for the three months ended September 30, 2026 and 2025, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of September 30, 2026 and December 31, 2025. Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured. The Company’s accounts at this major financial institution may, at times, exceed the federally insured limits. The amount in excess of the FDIC insurance as of September 30, 2026 and December 31, 2025, was approximately $3.6 million and $4.8 million, respectively. The Company has not experienced any losses on these accounts and management believes, based upon the quality of this major financial institution, that the credit risk with regard to these deposits is not significant.

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

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2026 and December 31, 2025:

	2026	2025

Office and computer equipment	$29,264	$29,264
Furniture and fixtures	117,599	115,839
Lab equipment	330,487	330,487
Leasehold improvements	502,155	502,155
Less: Accumulated depreciation	(410,435)	(277,630)
Total	$569,070	$700,115

Depreciation expense of $132,805 and $115,843 was charged to operations for the nine months ended September 30, 2026 and 2025, respectively, and of $44,282 and $40,402 for the three months ended September 30, 2026 and 2025, respectively.

Note 4 – Patent Costs

As of September 30, 2026, our patent portfolio includes seven patent families. In the first family of Patents and patent applications owned solely by UIRF and exclusively licensed by Cardio, there are granted patents in the US (two), EU (subsequently validated in the United Kingdom, France, Germany, Italy, Switzerland, Ireland and Hong Kong), China, Australia (two), India, and Japan and other pending patent applications. The Company also has pending patent applications in patent families two, three, four, five, six, and seven. In the third family of Patents and patent application a patent was granted in Japan. Legal fees associated with the patents totaled $1,025,272 and $873,182, net of accumulated amortization of $83,924 and $66,820 as of September 30, 2026 and December 31, 2025, respectively and are presented in the consolidated balance sheets as patent costs. Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense charged to operations was $17,104 and $54,245 for the nine months ended September 30, 2026 and 2025, respectively, and $5,979 and $5,655 for the three months ended September 30, 2026 and 2025, respectively.

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

In 2023, the Company entered into a lease agreement for office space in Chicago, Illinois, commencing on August 1, 2023 for a term of three years and four months and expiring on November 30, 2026. The monthly rent for August to November 2023 was abated and the Company started to make monthly rental installments from December 2023 of $12,847. The monthly rental payment increases by approximately 2% every August which started in 2024.

On July 20, 2023, the Company entered into another lease agreement for laboratory in Iowa City, Iowa, commencing on August 1, 2023 for a term of five years and four months and expiring on November 30, 2028. The monthly rent for August to November 2023 was abated and the Company agreed to pay a monthly rent of $8,505 ($102,060 annually) which commenced December 1, 2023. In addition, the landlord agreed to provide the Company with a one-time Tenant Improvement Allowance (“TIA”) in the amount of up to, but not exceeding $50 per rentable square foot of the premises for a maximum allowance of $253,000. Pursuant to ASC Topic 842 Leases, the Company accounted for both leases as operating leases and accounted for the TIA as a lease incentive. The Company received the TIA from the landlord in the maximum amount of $253,000 on January 16, 2024.

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

As of September 30, 2026 and December 31, 2025, operating lease ROU assets and operating lease liabilities are recorded on the condensed consolidated balance sheets as follows:

	September 30,	December 31,
	2026	2025

Operating Leases:
Operating lease right-of-use assets, net	$122,857	$259,565
Current portion of operating lease liabilities	$122,500	$237,607
Operating lease liabilities, net of current portion	$116,383	$188,222

As of September 30, 2026, the weighted-average remaining lease terms of the two operating leases were 0.17 years and 2.17 years, respectively. As of December 31, 2025, the weighted-average remaining lease terms of the two operating leases were 0.9 years and 2.9 years, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes maturities of operating lease liabilities based on lease terms as of December 31:

2026 (remaining period)	$52,783
2027	102,060
2028	93,555
Total lease payments	248,398
Less: Imputed interest	(9,515)
Present value of lease liabilities	$238,883

At September 30, 2026, the Company had the following future minimum payments due under the non-cancelable lease:

2026 (remaining period)	$52,783
2027	102,060
2028	93,555
Total minimum lease payments	$248,398

Consolidated rental expense for all operating leases was $182,492 and $173,559 for the nine months ended September 30, 2026 and 2025, respectively, and $60,831 and $47,034 for the three months ended September 30, 2026 and 2025, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$197,368	$195,002
Reduction of lease liabilities:
Operating leases	$186,946	$176,502

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

On October 25, 2025, the Company entered into an agreement with a premium financing company to finance its Directors and Officers insurance premiums for 12-month policies effective October 25, 2025. The amount financed of $337,238 is payable in 10 monthly installments plus interest at a rate of 7.35% through August 25, 2026. Accordingly, Directors and Officers insurance premiums of $396,750 has been recorded in prepaid expenses and is being amortized over the life of the policy until October 25, 2026. The finance agreement payable for this agreement was $0 and $269,790 at September 30, 2026 and December 31, 2025, respectively. Unamortized balance of Directors and Officers insurance premiums was $27,175 and $323,922 as of September 30, 2026 and December 31, 2025, respectively.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include shares of Common Stock presented below on a post-reverse stock split basis that are exercisable or issuable from outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2026 and 2025 as the result would be anti-dilutive.

	Nine Months Ended
	September 30,
	2026	2025

Stock warrants	284,292	284,292
Stock options	181,712	135,096
Total shares excluded from calculation	466,004	419,388

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

As a result, the Company has the ability to initially issue an aggregate of 239,920 shares (on a post-reverse stock split basis) of Common Stock under the 2022 Equity Incentive Plan, of which 181,712 options have been granted and are currently exercisable. In addition, after deduction of 14,972 shares (on a post-reverse stock split basis) in settlement of RSUs issued to our independent directors and advisors in 2023 to 2025, a total of 43,236 shares were available for issuance under the 2022 Equity Plan at September 30, 2026.

Common Stock Issued

At-the-Market Issuance

In connection with an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) that the Company entered into with a placement agent on January 26, 2024, the Company sold 1,133,418 shares of Common Stock at various amounts per share to investors for gross proceeds totaling $3,788,175 before deducting sales commissions of $94,705 to the placement agent, during the nine months ended September 30, 2026.

CARDIO DIAGNOSTICS HOLDINGS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Warrants

Warrant activity during the nine months ended September 30, 2026 and 2025 was as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2024	284,292	$272.26	2.91
No warrant activity	—	—
Warrants outstanding at September 30, 2025	284,292	$272.26	2.16
Warrants outstanding at December 31, 2025	284,292	$272.26	1.91
No warrant activity	—	—
Warrants outstanding at September 30, 2026	284,292	$272.26	1.16

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

On March 31, 2026, the Company granted 12,820 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $1.95 per share with an expiration date of March 31, 2036. These immediately vested stock options were valued at $24,733 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2026, risk free interest rate of 4.3601%, volatility of 157% and an exercise price of $1.95.

 On June 30, 2026, the Company granted 11,416 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $2.19 per share with an expiration date of June 30, 2036. These immediately vested stock options were valued at $24,352 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the nine months ended September 30, 2026, risk free interest rate of 4.3199%, volatility of 135% and an exercise price of $2.19.

On September 30, 2026, the Company granted 13,156 stock options to the board of directors, which vested immediately on grant date. Each option has an exercise price of $1.90 per share with an expiration date of September 30, 2036. These immediately vested stock options were valued at $24,338 at grant date based on the Black-Scholes Option Pricing model. The following assumptions were utilized in the Black-Scholes valuation of these immediately vested stock options during the three and nine months ended September 30, 2026, risk free interest rate of 4.0480%, volatility of 135% and an exercise price of $1.90.

Option activity during the nine months ended September 30, 2026 and 2025 was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2024	119,807	$82.25	8.12
Options granted	15,704	4.78
Options expired or cancelled or forfeited	(415)	63.30
Options outstanding at September 30, 2025	135,096	$73.30	7.66
Options vested and exercisable at September 30, 2025	135,096	$73.30
Options outstanding at December 31, 2025	144,320	$68.79	7.58
Options granted	37,392	2.01
Options outstanding at September 30, 2026	181,712	$55.05	7.43
Options vested and exercisable at September 30, 2026	181,712	$55.05

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either: (i) the aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $80,261 to date and has paid 2% or approximately $1,780 in total royalty fees to UIRF under the exclusive license.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provide information that Cardio’s management believes is relevant to an assessment and understanding of Cardio’s results of operations and financial condition. You should read the following discussion and analysis of Cardio’s results of operations and financial condition together with its unaudited condensed consolidated financial statements and related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q, and its audited consolidated financial statements and related notes to those statements included in the Company’s 2025 Annual Report on Form 10-K that was filed on March 13, 2026 (the “2025 Form 10-K”). In addition to historical financial information, this discussion contains forward-looking statements based upon Cardio’s current expectations that involve risks and uncertainties, including those described in the section titled, “Special Note About Forward-Looking Statements,” above. Cardio’s actual results could differ materially from such forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in the 2025 Form 10-K (Item 1A therein), as well as in Item 1A of Part II of the Quarterly Report on Form 10-Q for

the six months ended June 30, 2026, filed with the SEC on August 7, 2026. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Cardio believes that it is the first company to develop and commercialize epigenetics-based clinical tests for cardiovascular disease that have clear value propositions for multiple stakeholders including (1) patients, (2) clinicians, (3) hospitals/health systems, (4) employers, and (5) payers. According to the CDC, epigenetics is the study of how a person’s behaviors and environment can cause changes that affect the way a person’s genes work. Unlike genetic changes, epigenetic changes are reversible and do not change one’s DNA sequence, but they can change how a person’s body reads a DNA sequence.

By leveraging our AI-driven Multi-Omics Engine, Cardio developed and launched two physician-prescribed blood tests, which included conducting rigorous studies and validation. The first test, Epi+Gen CHD™, can predict a patient’s risk for having a CHD event, including a heart attack. The second test, PrecisionCHD™, can detect molecular signals associated with the presence of coronary heart disease. The PrecisionCHD™ test is coupled to Actionable Clinical Intelligence (“ACI”), a platform that offers epigenetic insights to clinicians prescribing the test to help personalize patient management. We believe that our Epi+Gen CHD™ and PrecisionCHD™ tests are categorized as laboratory-developed tests, or “LDTs.” Cardio is actively pursuing payer coverage and reimbursement for these tests, which would be necessary to significantly increase testing volume and revenue growth. Currently, we have secured reimbursement codes from the American Medical Association for both tests, 0439U for Epi+Gen CHD and 0440U for PrecisionCHD. We have also secured gapfill payment rates for both tests from the Centers of Medicare and Medicaid Services (CMS) of $854 per test for both tests. The Company is continuing its efforts related to payer coverage and reimbursement, including pursuing Medicare coverage. The Company has established the ability to submit out-of-network claims to commercial payers, and secured its first coverage by Atlas Healthcare Physicians (AHP), a community-driven, independent physician association (IPA) based in Southern California. AHP started covering Cardio’s tests, Epi+Gen CHD™ and PrecisionCHD™, for their members with prior authorization in May 2026. AHP consists of an expansive network of primary care and specialists, hospitals, and ancillary providers serving managed care populations across Los Angeles and Orange County.

In parallel, Cardio’s go-to-market strategy is targeted towards segments and stakeholders that do not rely heavily on payer reimbursement. The majority of our current efforts include offering the tests via: 1) telemedicine for patients willing to pay for testing out-of-pocket, 2) smaller and more innovative provider practices such as functional medicine and concierge medicine practices, 3) employer organizations and unions that are interested in reducing costs and risks related to cardiovascular disease, and improving the health of their population, and 4) engaging benefit brokers and consultants to help identify employers invested in or looking to invest in cardiovascular disease prevention and early detection. Despite long partnership and sales cycles, in some instance as long as 24 months, Cardio has been able to increase the number of provider and other organizations offering its tests quarter after quarter, and has continued the development of a more robust sales and partnership pipeline. In the quarter ended September 30, 2026, Cardio increased the number of provider organizations offering our tests to their patients, increased engagement and re-engagement efforts of providers, and continued to showcase our products to employers, unions, and benefit brokers.

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

To further diversify our go-to-market strategy, the Company continues to explore new market opportunities in the US and internationally. The first such market outside of the US is India via an agreement entered into with Aimil Ltd. and Dr. LalPathLabs, that was announced in early 2026. The Company completed its initial shipment of proprietary reagents to Aimil Ltd and Dr. Lal Path Labs in the first half of 2026. In the quarter ended September 30, 2026, the Company made additional progress in its implementation in India with the engagement of physicians to educate them about its PrecisionCHD test for patients. The Company is also engaged in discussions related to other potential international expansions.

Finally, the Company completed the setup of its new high complexity CLIA lab with the initial CLIA survey conducted by a CLIA compliance manager and found no deficiencies. In addition to the federal certification requirements, the laboratory also received its out-of-state licenses from California, Maryland, Pennsylvania, and Rhode Island. Testing of patient samples has commenced at this facility for samples originating from all states except New York, pending the acquisition of a New York license. As a result of the lab setup, the Company is no longer reliant on a third-party lab for patient sample processing, and the lab setup provides an opportunity to reduce cost of goods sold with scale. In the quarter ended September 30, 2026, the Company made progress in its New York license application.

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

Recent Developments

Change in Nasdaq Continued Listing Standards

On July 22, 2026, the SEC adopted a final rule implementing a proposed revision to Nasdaq’s requirements for continued listing on Nasdaq. The rule, implemented through Nasdaq Rules 5450(a)(3) and 5550(a)(6), would require Nasdaq-listed companies to maintain at least $5 million in market value of listed securities (“MVLS”), with an immediate suspension and delisting framework if the requirement is not met for 30 consecutive business days. Unlike most Nasdaq listing standards, the rule provides for no cure period and very limited appeal rights. On July 29, 2026, the SEC temporarily stayed the July 22 order after receiving multiple notices of intention to petition review of the delegated action from parties that would likely be impacted by the new rule. The stay remains in effect until further order of the SEC. The Company is closely monitoring its MVLS and preparing for next steps, should they become necessary. If our securities are delisted from Nasdaq for failure to meeting the continuing MVLS listing standard, our securities will trade on the OTC market and we anticipate that raising needed capital will become more difficult.

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

As of November 6, 2026, we have sold an aggregate 2,251,181 shares of our Common Stock under the Sales Agreement and may sell up to another $5,298,889 of our Common Stock through Craig-Hallum under the Sales Agreement.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the consolidated financial statements and notes included elsewhere in this Quarterly Report on Form 10-Q. The following table sets forth Cardio’s results of operations data for the periods presented:

Comparisons for the three months ended September 30, 2026 and 2025:

The following table presents summary of consolidated operating results for the three-month periods indicated:

	Three Months Ended September 30,
	2026	2025
Revenue
Revenue	$3,590	$2,855

Operating Expenses
Sales and marketing	210,898	192,703
Research and development	174,250	189,049
General and administrative	1,342,622	1,327,045
Amortization	5,979	5,655
Total operating expenses	(1,733,749)	(1,714,452)
Other (expense)	(2,172)	(2,939)
Net (loss)	$(1,732,331)	$(1,714,536)

Comparisons for the nine months ended September 30, 2026 and 2025:

The following table presents summary of consolidated operating results for the nine-month periods indicated:

	Nine Months Ended September 30,
	2026	2025
Revenue
Revenue	$11,630	$11,270

Operating Expenses
Sales and marketing	597,793	584,530
Research and development	466,955	486,369
General and administrative	3,942,921	3,901,649
Amortization	17,104	59,578
Total operating expenses	(5,024,773)	(5,032,126)
Other (expense)	(8,814)	(11,943)
Net (loss)	$(5,021,957)	$(5,032,799)

Net Loss

Cardio’s net loss for the three months ended September 30, 2026 was $1,732,331 as compared to $1,714,536 for the three months ended September 30, 2025, an increase of $17,795. The increase in net loss was primarily the result of an increase in Selling, and General and Administrative expenses in 2026.

Cardio’s net loss for the nine months ended September 30, 2026 was $5,021,957 as compared to $5,032,799 for the nine months ended September 30, 2025, a decrease of $10,842. The decrease in net loss was primarily the result of a decrease in amortization expense.

Revenue

Cardio had $3,590 and $2,855 in revenue for the three months ended September 30, 2026 and 2025, respectively. The increase in revenue was the result of additional providers onboarded. Cardio had $11,630 and $11,270 in revenue for the nine months ended September 30, 2026 and 2025, respectively.

Sales and Marketing

Expenses related to sales and marketing for the three months ended September 30, 2026, were $210,898 as compared to $192,703 for the three months ended September 30, 2025, an increase of $18,195. The overall increase was due to an increase in sales and marketing efforts in the third quarter of 2026.

Expenses related to sales and marketing for the nine months ended September 30, 2026, were $597,793 as compared to $584,530 for the nine months ended September 30, 2025, increase of $13,263. The overall increase was due to an increase in sales and marketing efforts in the second quarter of 2026. We expect our sales and marketing costs to increase with the ongoing implementation in India, and other planned international expansions.

Research and Development

Research and development expense for the three months ended September 30, 2026 was $174,250 as compared to $189,049 for the three months ended September 30, 2025, a decrease of $14,799 due to the decrease in costs associated with processing patient samples at our internal CLIA lab as opposed to working with a third-party CLIA lab.

Research and development expense for the nine months ended September 30, 2026 was $466,955 as compared to $486,369 for the nine months ended September 30, 2025, a decrease of $19,414. The overall decrease was due to a decrease in lab processing offset by the increase in research and development personnel in the second quarter of 2026. We expect our research and development costs to increase with ongoing and planned studies to generate additional clinical and economic evidence, and to support reimbursement conversations with payers.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026, were $1,342,622 as compared to $1,327,045 for the three months ended September 30, 2025, an increase of $15,577. The overall increase is primarily due to an increase in rent and facility expenses, software and web computing fees, and annual franchise taxes expenses, offset by a decrease in legal and professional expense, consulting and contracting expense, and insurance expenses in 2026.

General and administrative expense for the three months ended September 30, 2026 included payroll and related costs of $350,708, rent and other facility costs of $89,565, legal and professional fees of $169,686, consulting and contractor fees of $116,582, insurance expense of $155,546, filing fees of $30,840, transfer agent fees of $22,227, software and web computing expenses of $134,573, board compensation of $49,338, franchise tax of $123,650 and general corporate overhead expenses of $99,907.

General and administrative expense for the three months ended September 30, 2025 included payroll and related costs of $351,238, rent and other facility costs of $67,231, legal and professional fees of $258,796, consulting and contractor fees of $167,012, insurance expense of $158,323, filing fees of $29,410, transfer agent fees of $11,314, software and web computing expenses of $105,620, board compensation of $49,762, investor relations expense of $1,448, franchise tax of $15, and general corporate overhead expenses of $126,876.

General and administrative expenses for the nine months ended September 30, 2026, were $3,942,921 as compared to $3,901,649 for the nine months ended September 30, 2025, an increase of $41,272. The overall increase is primarily due to an increase in rent and facility expenses, software and web computing fees, investor relations expense, and annual franchise taxes expenses, offset by a decrease in legal and professional expense, consulting and contracting expense, and insurance expenses in 2026.

General and administrative expense for the nine months ended September 30, 2026 included payroll and related costs of $1,059,375, rent and other facility costs of $268,849, legal and professional fees of $513,492, consulting and contractor fees of $372,951, insurance expense of $443,514, filing fees of $63,515, transfer agent fees of $38,452, software and web computing expenses of $370,182, board compensation of $148,422, investor relations expense of $38,092, franchise tax expense of $302,117 and general corporate overhead expenses of $323,960.

General and administrative expense for the nine months ended September 30, 2025 included payroll and related costs of $1,041,766, rent and other facility costs of $223,085, legal and professional fees of $770,060, consulting and contractor fees of $424,440, insurance expense of $473,153, filing fees of $71,700, transfer agent fees of $23,250, software and web computing expenses of $355,213, board compensation of $149,152, investor relations expense of $8,948, franchise tax of $240, and general corporate overhead expenses of $360,642.

We expect our general corporate overhead to remain relatively flat. However, we expect an increase in payroll and related costs and other facility costs, including capital expenditure of laboratory equipment, and other laboratory materials, and costs associated with securing a new office lease. Additionally, as a public company, we expect to have to comply with changing legal and exchange requirements, including as to regulations of the SEC and the continued listing requirements of the Nasdaq Capital Market. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, directors’ fees, reporting requirements of the SEC, transfer agent fees, increased auditing and legal fees and similar expenses.

Amortization

Patents are amortized over their estimated useful lives of approximately 14 and 15 years, respectively. Amortization expense related to patents charged to operations was $5,979 and $5,655 for the three months ended September 30, 2026 and 2025, respectively and $17,104 and $54,245 for the nine months ended September 30, 2026 and 2025, respectively. The amortization for the nine months ended September 30, 2025 also included $5,333 amortization for intangible assets, which has been fully amortized during 2025.

Other income (expenses)

Total other expense for the three months ended September 30, 2026, was $(2,172) as compared to $(2,939) for the three months ended September 30, 2025. The total other expense for the three months ended September 30, 2026, consists of interest expense of $2,293 net of interest income of $121. The total other expense for the three months ended September 30, 2025, consists of interest expense of $3,128, net of interest income of $189.

Total other expense for the nine months ended September 30, 2026, was $(8,814) as compared to $(11,943) for the nine months ended September 30, 2025. The total other expense for the nine months ended September 30, 2026, consists of interest expense of $9,172, net of interest income of $358. The total other expense for the nine months ended September 30, 2025, consists of interest expense of $12,509, net of interest income of $566.

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

As of November 6, 2026, we sold an aggregate 2,251,181 shares of our Common Stock on a Reverse Stock Split-adjusted basis under the Sales Agreement resulting in proceeds to the Company of $18,754,735, net of offering costs. The Company has paid Craig-Hallum $480,890 in sales commissions.

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

The exercise prices of our currently outstanding warrants range from a high of $345 to a low of $53.40 (a high of $11.50 to a low of $1.78 before the Reverse Stock Split) (subject to adjustment) per share of Common Stock. The likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we might receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $1.645 on November 4, 2026. If the trading price of our Common Stock is less than the respective exercise prices of our outstanding warrants, which has been the case for a substantial period of time, we believe holders of any of our warrants will be unlikely to exercise their warrants. It is unlikely that the warrants will be in the money prior to their respective expiration dates, and as such, the warrants may expire worthless, and we may receive no proceeds from the exercise of warrants. Given the current differential between the trading price of our Common Stock and the Warrant exercise prices and the volatility of our stock price, we are not making strategic business decisions based on an expectation that we will receive any cash from the exercise of warrants. However, we will use any cash proceeds received from the exercise of warrants for general corporate and working capital purposes, which would increase our liquidity. We will continue to evaluate the probability of warrant exercises and the merit of including potential cash proceeds from the exercise of the warrants in our future liquidity projections.

Cash at September 30, 2026 totaled $3,942,882 as compared to $5,110,630 at December 31, 2025, a decrease of $1,167,748. The following table shows Cardio’s cash flows from operating activities, investing activities and financing activities for the stated periods.

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$4,420,474	$4,364,984
Net cash used in investing activities	170,954	340,951
Net cash provided by financing activities	3,423,680	3,233,666

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended September 30, 2026 was $4,420,474 as compared to $4,364,984 for the nine months ended September 30, 2025. The cash used in operations during the nine months ended September 30, 2026 is a function of net loss of $5,021,957 adjusted for the following non-cash operating items: depreciation of $132,805, amortization of $153,812, $73,423 in stock-based compensation, a decrease of $4,576 in accounts receivable, a decrease of $394,136 in prepaid expenses and other current assets, an increase of $29,677 in accounts payable and accrued expenses and a decrease in lease liability of $186,946.

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

Cash Used in Investing Activities

Cash used in investing activities for the nine months ended September 30, 2026 was $170,954 compared to $340,951 for the nine months ended September 30, 2025. The cash used in investing activities for the nine months ended September 30, 2026 and 2025 was due to purchases of property and equipment and patent costs incurred.

Cash Provided by Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2026 was $3,423,680 as compared to $3,233,666 for the nine months ended September 30, 2025. Cash provided by financing activities for the nine months ended September 30, 2026 was due to $3,693,470 in net proceeds from the sale of common stock offset by $269,790 in payments of finance agreement. Cash provided by financing activities for the nine months ended September 30, 2025 was due to $3,540,430 in net proceeds from the sale of common stock offset by $306,764 in payments of finance agreement.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2026.

Contractual Obligations

As of September 30, 2026, we do not have any ongoing contractual obligations that would have a negative impact on liquidity and cash flows. However, if one or more of the following potential claims that arise from contracts we have entered into were pursued against us, there is the potential that we could see a negative impact on liquidity and cash flows, depending on the outcome.

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

The University of Iowa Research Foundation Exclusive License Agreement

The Company has a worldwide exclusive license agreement with the University of Iowa Research Foundation (UIRF) relating to its patent and patent-pending technology (the “Exclusive License Agreement”). Under the terms of the Exclusive License Agreement, the Company will have to pay each of: (1) 1% of either: (i) the aggregate consideration (and trailing consideration, if any) for a liquidation event; or (ii) pre-money valuation for an initial public offering, (the “Equity Rights”) (2) 2% of annual net sales, and (3) 15% of non-royalty fees paid to licensee if it enters into one or more sublicensing agreements. Upon the Closing of the Business Combination, the Company issued 3,639 (109,170 prior to the Reverse Stock Split) Shares of Common Stock to UIRF in accordance with the Equity Rights under the Exclusive License Agreement. The Company has had minimal sales of $80,261 to date and has paid 2% or approximately $1,780 in total royalty fees to UIRF under the exclusive license.

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

Our senior management has reviewed the critical accounting policies and estimates with the Audit Committee of our Board of Directors. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our most recent Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 13, 2026. Critical accounting policies are those that are most important to the portrayal of our financial condition, results of operations and cash flows and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. There were no significant changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the Company is not required to provide the information required by this Item as it is a “smaller reporting company.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Report, our disclosure controls and procedures were not effective. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based on such additional analysis, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

Management identified the following material weakness in our internal control over financial reporting: inadequate segregation of duties within the financial reporting process due to our limited staff resources, which increases the risk of errors or unauthorized transactions. This weakness was identified in our assessment during the nine months ended September 30, 2026.

Inadequate Segregation of Duties. This material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented.

Remediation Plans.  To address the material weakness related to inadequate segregation of duties, we explored the following remediation measures during the nine months ended September 30, 2026:

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

These remediation efforts are in progress and have not yet been fully implemented or tested for effectiveness as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time-to-time, the Company may be involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2026.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously described in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 13, 2026, and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the six months ended June 30, 2026, filed with the SEC on August 7, 2026. These risk factors, collectively, describe some of the assumptions, risks, uncertainties and other factors that could adversely affect our business or that could otherwise result in changes that differ materially from our expectations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC, including as set forth below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b-5 trading arrangement or a non-Rule 10b-5 trading arrangement during the fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K

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

Cardio Diagnostics Holdings, Inc.

Date: November 6, 2026	By:	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

